Form 10-Q
period 2020-09-30
OTR Acquisition Corp.
filed 2021-01-04
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

OTR Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39708	85-2136914
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1395 Brickell Avenue, Suite 800, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 697-9600

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	OTRAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	OTRA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	OTRAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of December 30, 2020, 10,630,179 Class A common stock, par value $0.0001 per share, and 2,611,838 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OTR ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item I. Financial Statements (Unaudited)

OTR ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2020

Assets
Cash	$25,000
Deferred offering costs associated with initial public offering	183,522
Total Assets	$208,522

Liabilities and Stockholder's Equity
Liabilities
Accrued expenses	$8,500
Promissory note - related party	185,701
Total Liabilities	194,201

Commitments and Contingencies

Stockholder's Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)(2)	288
Additional paid-in capital	24,712
Accumulated deficit	(10,679)
Total Stockholder's Equity	14,321
Total Liabilities and Stockholder's Equity	$208,522

(1)	On October 25, 2020 and November 17, 2020, OTR Acquisition Sponsor LLC (the “Sponsor”) surrendered 3,881,250 and 431,250 Class B common shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 7,187,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 5).

(2)	This number includes up to 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 447,350 Units. The underwriters waived their right to exercise the remaining over-allotment option and a total of 263,162 shares of Class B common stock were forfeited on December 21, 2020, resulting in an aggregate of 2,611,838 shares of Class B common stock issued and outstanding (see Note 5).

The accompanying notes are an integral part of these financial statements.

1

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the period from July 23, 2020 (inception) through September 30, 2020

General and administrative expenses	$10,679
Net loss	$(10,679)

Weighted average shares outstanding, basic and diluted(1)(2)	2,611,838
Basic and diluted net loss per Class B common stock	$(0.00)

(1)	On October 25, 2020 and November 17, 2020, the Sponsor surrendered 3,881,250 and 431,250 Class B common shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 7,187,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 5).

(2)	Excludes up to 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 447,350 Units. The underwriters waived their right to exercise the remaining over-allotment option and a total of 263,162 shares of Class B common stock were forfeited on December 21, 2020, resulting in an aggregate of 2,611,838 shares of Class B common stock issued and outstanding (see Note 5).

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

For the period from July 23, 2020 (inception) through September 30, 2020

	Common Stock		Additional		Total
	Class B		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
Balance – July 23, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor(1)(2)	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	(10,679)	(10,679)
Balance - September 30, 2020	2,875,000	$288	$24,712	$(10,679)	$14,321

(1)	On October 25, 2020 and November 17, 2020, the Sponsor surrendered 3,881,250 and 431,250 Class B common shares, respectively, to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 7,187,500 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share surrender (see Note 5).

(2)	This number includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 447,350 Units. The underwriters waived their right to exercise the remaining over-allotment option and a total of 263,162 shares of Class B common stock were forfeited on December 21, 2020, resulting in an aggregate of 2,611,838 shares of Class B common stock issued and outstanding (see Note 5).

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from July 23, 2020 (inception) through September 30, 2020

Cash flows from operating activities:
Net loss	$(10,679)
Changes in operating assets and liabilities:
Accrued expenses	8,500
Net cash used in operating activities	(2,179)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from issuance of note payable to Sponsor	185,701
Deferred offering costs paid	(183,522)
Net cash provided by financing activities	27,179

Net change in cash:	25,000
Cash - Beginning of period	-
Cash - End of period	25,000

Non-cash investing and financing activities:
Deferred offering costs paid through promissory note - related party	$183,522
Formation costs paid through promissory note - related party	$2,179

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

OTR Acquisition Corp. (the “Company”) was incorporated in Delaware on July 23, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, however, the Company intends to concentrate its efforts to focus initially identifying businesses within North America. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 23, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is OTR Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2020. On November 19, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs (inclusive of the partial exercise of the underwriters’ over-allotment option on November 19, 2020) of approximately $7.1 million, including $1.31 million of underwriting discount and $3.4 million in deferred underwriting commissions (Note 6). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units, resulting in incremental gross proceeds of approximately $4.5 million. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.7 million. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757 (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units and additional Private Placement Warrants sold in connection with the partial exercise of the underwriters’ over-allotment option), $107.1 million ($10.25 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. The funds in the Trust Account can only be invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

OTR ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.25 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in the Trust Account.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of its initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of its initial Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of an initial Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 480 “Distinguishing Liabilities from Equity.”

The Company will only proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares are voted in favor of the initial Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing an initial Business Combination. If, however, stockholder approval of the initial Business Combination is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the SEC’s proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased by the Sponsor during or after the Initial Public Offering in favor of approving the initial Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

OTR ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Notwithstanding the above, if the Company seeks stockholder approval of an initial Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of an initial Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 18 months from the closing of the Initial Public Offering to complete an initial Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

OTR ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.25 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.25 per share due to reductions in the value of the trust assets, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of September 30, 2020, the Company had $25,000 in its operating bank and working capital deficit of $169,201.

The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, the loan under the Promissory Note (as defined below) and advancement of funds from a related party of approximately $185,701 (see Note 4) to the Company to cover offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Promissory Note on November 19, 2020. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Company’s officers, directors and initial stockholders, and their affiliates, may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of November 19, 2020, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

OTR ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to stockholder’s equity upon the completion of the Initial Public Offering.

OTR ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at September 30, 2020 were reduced for the effect of an aggregate of 263,162 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). These 263,162 shares were subsequently forfeited due to the underwriters waiver on December 21, 2020 of their right to exercising the outstanding over-allotment option (see Note 5). As of September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share of common share is the same as basic loss per share of common stock for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of September 30, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from July 23, 2020 (inception) through September 30, 2020.

OTR ACQUISITION CORP.

NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 ─ Initial PUBLIC OFFERING

On November 19, 2020, the Company consummated its Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs (inclusive of the partial exercise of the underwriters’ over-allotment option on November 19, 2020) of approximately $7.1 million, including $1.31 million of underwriting discount and $3.4 million in deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units, resulting in incremental gross proceeds of approximately $4.5 million. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

NOTE 4 ─ PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,650,000 Private Placement Warrants to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5.7 million.

The Private Placement Warrants will be non-redeemable for cash (subject to certain exceptions) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Private Placement Warrants (and the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination (subject to certain exceptions).

In connection with the partial exercise of the underwriter's over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757.

The proceeds from the sale of Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

OTR ACQUISITION CORP.
NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Founder Shares

During the period from July 23, 2020 (inception) through September 30, 2020, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000.

On October 25, 2020, the Sponsor surrendered 3,881,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 7,187,500 to 3,306,250.

A further surrender of 431,250 Class B common shares was effected on November 17, 2020 by the Sponsor to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 3,306,250 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the surrenders of such shares.

The Founder Shares included an aggregate of up to 375,000 Class B common stock subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 447,350 Units. The underwriters waived their right to exercise the remaining over-allotment option and a total of 263,162 shares of Class B common stock were forfeited on December 21, 2020, resulting in an aggregate of 2,611,838 shares of Class B common stock issued and outstanding, representing 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

Founder Shares are subject to a lock-up until the earlier of (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period 150 days after the initial Business Combination, the Founder Shares will be released from such lock-up.

Promissory Note – Related Party

On July 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could have borrowed up to an aggregate principal amount of $300,000, of which $185,701 was outstanding under the Promissory Note as September 30, 2020. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The total outstanding balance was paid in full on November 19, 2020.

OTR ACQUISITION CORP.
NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company will pay the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to certain registration rights pursuant to a registration rights agreement entered into on November 17, 2020, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to any registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

OTR ACQUISITION CORP.
NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised the over-allotment option on November 19, 2020. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

The underwriters were entitled to an underwriting discount of $0.125 per unit, or $1.31 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), paid at the closing of the Initial Public Offering. $0.325 per unit, or $3.4 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Representative’s Common Stock

The Company issued to Maxim Partners LLC (“Maxim”), the representative of the underwriters in the Initial Public Offering, 182,829 shares of Class A common stock upon the consummation of the Initial Public Offering (reflecting the partial exercise by the underwriters of their over-allotment option). Maxim agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 18 months from the closing of the Initial Public Offering. Such shares are subject to a lockup for 180 days from the closing of the Initial Public Offering pursuant to certain FINRA rules. Based on the Initial Public Offering price of $10.00 per Unit, the fair value of the 182,829 shares of Class A common stock was $1,828,290, which was an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity upon the completion of the Initial Public Offering.

NOTE 7 ─ STOCKHOLDER’S EQUITY

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per preferred share. As of September 30, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were no shares of Class A common stock issued or outstanding.

OTR ACQUISITION CORP.
NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 7 ─ STOCKHOLDER’S EQUITY (Continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On August 3, 2020, the Company issued 7,187,500 shares of Class B common stock to the Sponsor. On October 25, 2020, the Sponsor surrendered 3,881,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 7,187,500 to 3,306,250.

A further surrender of 431,250 Class B common shares was effected on November 17, 2020 by the Sponsor to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 3,306,250 to 2,875,000. All shares and associated amounts have been retroactively restated to reflect the share surrenders.

Of the 2,875,000 shares outstanding, up to an additional 375,000 shares were subject to forfeiture to the Company to the extent that the underwriters’ over-allotment option to purchase additional units was not exercised in full or in part, so that the shares of Class B common stock will represent 20.0% of the Company’s issued and outstanding common stock after the Initial Public Offering. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 447,350 Units. The underwriters waived their right to exercise the remaining over-allotment option and a total of 263,162 shares of Class B common stock were forfeited on December 21, 2020, resulting in an aggregate of 2,611,838 shares of Class B common stock issued and outstanding (see Note 5).

Holders of Class A common stock and holders of Class B common stock, will vote together as a single class for the election of directors on all other matters submitted to a vote of the Company’s stockholder, except as otherwise required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the closing of an initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an initial Business Combination. In addition, the calculation mentioned above will be subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In no event will the Class B common stock convert into Class A common stock at a rate of less than one to one.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares of Class A common stock will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination and (b) 12 months from the closing of the Initial Public Offering.

OTR ACQUISITION CORP.
NOTES TO Unaudited Condensed FINANCIAL STATEMENTS

NOTE 7 ─ STOCKHOLDER’S EQUITY (Continued)

Warrants (Continued)

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 —once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

In addition, if (x) the Company issues additional shares of common stock or equity- linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above in this section will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described in these unaudited condensed financial statements in relation to the Initial Public Offering (Note 3) and the related transactions, the issuance of Private Placement Warrants (Note 4), and repayment of the Promissory Note (Note 5), the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to OTR Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on July 23, 2020, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our Sponsor is OTR Acquisition Sponsor LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on November 17, 2020. On November 19, 2020, we consummated our Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs (inclusive of the partial exercise of the underwriters’ over-allotment option on November 19, 2020) of approximately $7.1 million, inclusive of $3.4 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units, resulting in incremental gross proceeds of approximately $4.5 million. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to our Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5.7 million.

In connection with the partial exercise of the underwriter's over-allotment option, our Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757.

Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units and additional Private Placement Warrants sold in connection with the partial exercise of the underwriters’ over-allotment option), $107.1 million ($10.25 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

If we are unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, or May 25, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in a trust account (“Trust Account”), including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $25,000 in our operating bank account, and working capital deficit of $169,201.

Our liquidity needs up to September 30, 2020 were satisfied through a capital contribution of $25,000 from our Sponsor to purchase the 7,187,500 shares of the Company’s Class B common stock (as adjusted, the “Founder Shares”), the loan under a note agreement (the “Promissory Note”) and advancement of funds from a related party of approximately $300,000 to us to cover offering costs in connection with the Initial Public Offering. Subsequent to September 30, 2020, our liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Promissory Note on November 19, 2020. In addition, in order to finance transaction costs in connection with an initial Business Combination, Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the period from July 23, 2020 (inception) through September 30, 2020, we had a net loss of $10,679.

Commitments and Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to certain registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.125 per unit, or $1.31 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), paid at the closing of the Initial Public Offering. $0.325 per unit, or $3.4 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering in November 2020.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares at September 30, 2020 were reduced to reflect that an aggregate of 263,162 shares of common stock were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters following the partial exercise of the over-allotment option on December 19, 2020. The 263,162 shares were subsequently forfeited following underwriters’ waiver of the outstanding over-allotment option on December 21, 2020. As of September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share of common share is the same as basic loss per share of common stock for the period presented.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, may be invested in U.S. government treasury bills, with a maturity of 185 days or less or in certain money market funds that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on November 19, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on November 19, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.7 million. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757. The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Use of Proceeds

On November 19, 2020, we consummated our Initial Public Offering of 10,000,000 Units, at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000. Maxim Group LLC served as sole manager of the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248093). The SEC declared the registration statement effective on November 17, 2020.

On November 19, 2020, the underwriters partially exercised the over-allotment option to purchase 447,350 Units (the “Over-Allotment Units”), generating gross proceeds of $4,473,500, and incurred $145,389 in deferred underwriting fees.

Of the gross proceeds received from the Initial Public Offering (including the Over-Allotment Units) and the private placements of Private Placement Warrants, $107.1 million ($10.25 per Unit) was placed in the trust account, with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $1.31 million of underwriting discount and approximately $549,086 for other offering costs and expenses related to the IPO. In addition, the underwriters agreed to defer $3.4 million in underwriting discounts and commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated November 17, 2020, between the Company and Maxim Group LLC, as representative of the underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
4.1	Warrant Agreement, dated November 17, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated November 17, 2020, between the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated November 17, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Private Placement Warrants Purchase Agreement, dated November 17, 2020, by and between the Company and Sponsor. (1)
10.4	Registration Rights Agreement, November 17, 2020, among the Company and the Sponsor. (1)
10.5	Form of Indemnification Agreement. (2)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 23, 2020, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-248093) filed on October 26, 2020, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of January 2021.

OTR ACQUISITION CORP.

By:	/s/ Nicholas J. Singer
Name:	Nicholas J. Singer
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Douglas B. Anderson
Name:	Douglas B. Anderson
Title:	Chief Financial Officer
(Principal Financial Officer)