Form 10-K
period 2020-12-31
OTR Acquisition Corp.
filed 2021-03-03
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-39708

OTR Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2136914
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1395 Brickell Avenue, Suite 800
Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 697-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	OTRAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	OTRA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	OTRAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Capital Market on November 17, 2020 and the registrant’s Class A common stock and redeemable warrants began trading on The Nasdaq Capital Market on December 10, 2020. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for our Class A common stock on December 31, 2020, as reported on the Nasdaq Capital Market, was $109,490,843.70. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2020, 10,630,179 shares of Class A common stock, par value $0.0001 per share, and 2,611,838 shares of Class B common stock par value $0.0001 per share, were issued and outstanding, respectively.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires:

•	references to “common stock” are to our Class A common stock and our Class B common stock, collectively;

•	references to “Founder Shares” are to shares of our Class B common stock initially purchased by our Sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

•	references to “initial stockholders” are to our Sponsor and any other holders of our Founder Shares prior to the Initial Public Offering (or their permitted transferees);

•	references to “management” or our “management team” are to our officers and directors;

•	references to “Maxim” are to Maxim Group LLC, the representative of the underwriters in the Initial Public Offering;

•	references to “Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions;

•	references to “Public Shares” are to shares of our Class A common stock sold as part of the units in the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market);

•	references to “public stockholders” are to the holders of our Public Shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such Public Shares;

•	references to “Public Warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in the Initial Public Offering or thereafter in the open market), to the Private Placement Warrants if held by third parties other than the Sponsor or Maxim (or permitted transferees), and to any Private Placement Warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•	references to “Sponsor” are to OTR Acquisition Sponsor LLC, a Delaware limited liability company, an affiliate of Nicholas J. Singer, our Chief Executive Officer and Chairman;

•	references to “warrants” are to our redeemable warrants, which includes the Public Warrants as well as the Private Placement Warrants;

•	references to “we,” “us,” “company” or “our company” are to OTR Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•	our ability to select an appropriate target business or businesses complete our initial business combination;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

ii

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

iii

PART I

Item 1. Business

Introduction

We are a blank check company formed under the laws of the State of Delaware on July 23, 2020. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” We may pursue a business combination opportunity in any business or industry we choose and intend to target businesses with enterprise values of approximately $500 million to $2.5 billion.

Our Sponsor is OTR Acquisition Sponsor LLC (the “Sponsor”), a Delaware limited liability company. Our Sponsor is controlled by affiliates of Nicholas J. Singer, our Chairman and Chief Executive Officer, and Purchase Capital LLC, an investment firm founded by Mr. Singer. Purchase Capital serves as Mr. Singer’s family office and Sponsor to leading institutional investors and third-party family offices. The registration statement on Form S-1 for our initial public offering (the “Initial Public Offering”) was declared effective on November 17, 2020. On November 19, 2020, we consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to our Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5.7 million. In connection with the partial exercise of the underwriter’s over-allotment option, our Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757.

Upon the closing of the Initial Public Offering and the Private Placement (including the additional Units and additional Private Placement Warrants sold in connection with the partial exercise of the underwriters’ over-allotment option), $107.1 million ($10.25 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement were placed in a Trust Account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

If we are unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, or May 25, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Management Expertise

Our management team and board of directors consists of experienced deal makers, operators, and professional investors. Our Chairman and Chief Executive Officer, Nicholas J Singer has over 20 years of investing experience spanning public markets, distressed debt, direct lending, and private equity. A hallmark of Mr. Singer’s career has been his ability to source and structure Off-The-Run (“OTR”) transactions that have resulted is significant value creation for his investors. An OTR transaction is off-market, proprietary, and generated specifically by our management team.

Mr. Singer has also had a highly successful parallel career as an entrepreneur. He was Co-Founder of two successful asset management businesses, Cyrus Capital, a registered investment advisor with $5 billion assets under management (“AUM”) and Standard General, a registered investment advisor with $1 billion AUM. He was also a Founding Investor & Director of Virgin America Inc. and the Founder of United Parks LLC, a diversified amusements company.

Douglas B. Anderson, our Chief Financial Officer, is an executive with over 25 years of financial and operational business experience. He is currently the Chief Financial Officer of United Parks, which owns and operates amusement parks and water parks throughout the country. Over the course of his career, he has served as Chief Executive Officer and Chief Financial Officer in companies across multiple industries.

David W. Neithardt, one of our independent directors, is an investor and deal maker with approximately 30 years of finance and private equity experience in transaction origination, transaction execution and post-acquisition management. He is currently the Founder and Managing Partner of Hammock Park Capital LLC, a private equity firm focused on special situations and turnaround investment opportunities in the middle market. He is also a Co-Founder and Senior Partner of General American Capital Partners, LLC, an independent private equity Sponsor focused on partnering with proven management teams to create long-term shareholder value.

Glenn E. Gray, one of our independent directors, brings over 40 years of experience in commercial lending and specialty finance within banks and non-bank lenders, with approximately 20 years of which involved positions of executive leadership. Most recently, he was hired to lead a turn-around of CalWest Bank, a $225 million asset commercial bank, through a recapitalization in 2015, which culminated in a sale of the bank in the midst of the COVID pandemic for 1.3x tangible book value.

Nadav Besner, one of our independent directors, is an investor with approximately two decades of experience in both public and private markets. He is currently a Principal at SoundPoint Capital, an institutional credit investing and hedge fund platform with over $20 billion of assets under management, and was previously a Director at Taconic Capital, a global institutional investment firm with over $5 billion of assets under management.

We have also assembled a strategic advisory board that is made up of individuals who have served in “C-Suite” level positions for both public and private companies. These individuals bring a wealth of experience and relationships that we will be able to leverage to source transactions from as well as provide strategic advice when analyzing potential transaction targets. The members of our strategic advisory board are as follows:

James D. Fielding has over 30 years of experience in operations, product development, brand management, licensing and retail. Since August 2020, he has been a partner at Archer Gray, a hybrid production, finance, and venture investment company. Between January 2017 and August 2020, he was a Founder and Managing Partner of Intersected Stories, a global, multi-disciplinary strategic consulting and advisory firm. From May 2019 to July 2020, he was Co-Founder and Managing Partner, and since July 2020 is now an advisor to ThenWhat Inc., a brand, creative and experiences agency for clients, including Jimmy Choo, GoldieBlox and Starbucks. Between January 2017 and May 2019, Mr. Fielding served as President, Consumer Products and Innovation at 20th Century Fox, where he developed and executed licensing and merchandising strategies for 20th Century Fox Film Studio, Fox Networks Group and FX Networks. From February 2015 to January 2017, he served as global head of consumer products and retail at Dreamworks Animation LLC. From June 2012 to April 2014, Mr. Fielding served as Chief Executive Officer of Claire’s, Inc., a retailer of accessories, jewelry and toys. Prior to this, between 2001 and 2012, he served in multiple progressive roles including as Vice President of Catalog and disneystore.com, Vice President of Merchandising for the Disney Stores, Senior Vice President of Merchandising and Marketing for the Disney Stores North America, Senior Vice President of Disney Consumer Products, Executive Vice President of global retail sales and marketing for Disney Consumer Products, and culminating in his role as President of Disney Retail for Disney Stores Worldwide, all at the Walt Disney Company (NYSE: DIS). From 1999 to 2001, he was a Vice President and General Merchandise Manager at Land’s End, Inc. Between 1997 and 1999, he served as Vice President and General Merchandise Manager of J. Peterman Company. From 1990 to 1997, he was a Merchandise Manager at Gap Inc. (NYSE: GPS). Mr. Fielding started his career in 1987 at Dayton Hudson Corporation (a predecessor of Target Corporation (NYSE: TGT)), where he served in multiple positions, culminating in a role as Group Selling Manager until 1990. Mr. Fielding earned a B.A. in Political Science from Indiana University.

William A. Wexler has worked on over 150 individual projects, serving in various capacities including as Chairman, Chief Executive Officer, Chief Restructuring Officer and other designated roles of senior responsibility. Since April 2017, he has served as Chairman of the Board and in August 2017 he was also appointed Chief Executive Officer of Homer City Holdings, LLC, a holding company which owns and operates a multiple unit merchant power plant located in Pennsylvania. From July 2012 to December 2019 he served in various roles, including as Chairman of the Board, interim Chief Executive Officer, Chief Executive Officer and sole director and shareholder representative of Upstate New York Power Producers, Inc., a holding company that owned and operated power plants throughout upstate New York. In May 2016, he helped facilitate a sale of the company to an energy-specific hedge fund, generating a significant aggregate return to shareholders. From January 2012 to April 2013, Mr. Wexler served as Chief Restructuring Officer of VMR Electronics, LLC, a manufacturer of cable assembly products for the electronics interconnect industry. Between 2006 and 2011, he served as a Managing Director and national finance practice lead at BBK, Ltd., a turn-around advisory firm. From 2002 to 2005, he served as group Managing Director of corporate restructuring at Huron Consulting Group, LLC. From 2000 to 2002, he was a Managing Director at Berenson Minella & Co., a boutique investment-banking firm. Between 1986 and 2000 he served as a Senior Director at BNP Paribas, where he established and led Paribas Properties, Inc., a real estate investment arm of the bank, and also where he was a lead officer of the then newly created US asset workout group. Mr. Wexler started his professional career in 1981 in commercial lease brokerage, asset management and investment sales at Jones Lang Wootton (now Jones Lang LaSalle) where he worked until 1986. He earned a B.A. in Political Science from Johns Hopkins University.

Andrew V. La Stella has over 30 years of aircraft finance and leasing experience. Over his professional career, Mr. La Stella has developed highly sophisticated equipment management functions for all asset management related issues, as well as having created several lease investment structures to create value for investors. Since 2001, he has been a Principal of AirCapital Aviation Services LLC, an asset management and advisory services firm to financial institutions, in matters relating to aviation investments. From 1997 to 2000 he served as Director of Aircraft and Portfolio Acquisitions at Republic Financial Corporation. From 1991 to 1997, Mr. La Stella was a Managing Director in charge of asset-oriented transactions at Parrish Leasing Corporation, where he originated and closed one of the first aircraft structured finance transactions, the 1995 Pendulum Investment Trust. Between 1977 and 1991, he served as Senior Vice President in charge of equipment management for CIT Group. Mr. La Stella earned an M.B.A. with a concentration in Finance from Fairleigh Dickenson University and a B.S. in Business Management from Pennsylvania Military College (now Widener University).

We believe the expertise and experience of our officers, directors and advisors in sourcing and creating unique opportunities as well as structuring complex transactions involving creative capital deployment, will make us a partner of choice for potential business combination targets. We intend to focus our efforts on evaluating business combination targets by leveraging the management team and board of directors’ deep network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms.

Business Strategy

We intend to focus our search for an initial business combination on OTR private companies that have either positive operating cash flow or compelling unit economics combined with a clear path to positive operating cash flow, tangible or intangible assets with significant barriers to entry, and experienced incentivized management teams. Our selection process is expected to leverage a unique set of relationships with proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets. We expect to distinguish ourselves with our ability to:

•	Leverage our Extensive Network of Relationships to Create a Significant Pipeline of OTR Acquisition Opportunities. We believe the combination of our officers’, directors’ and advisors’ broad investment and operating experience in addition to our ability to access a deep network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms will enable us to identify and evaluate compelling target businesses.

•	Employ a Rigorous Systematic Process of Identifying Target Companies and Acquiring a Business that will be Well-Received by the Public Markets. We believe that our management’s strong M&A and investment track record in both private and public markets, combined with extensive public market trading experience, will provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.

•	Providing an Alternative Path to Becoming Public. We believe our structure will make us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our shareholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to public investors.

•	Strong and Stable Financial Position with Flexibility. With funds in the Trust Account of $107.1 million available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities and will initially target businesses with enterprise values of approximately $500 million to $2.5 billion, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe has the following characteristics:

•	Benefits from a Public Currency and Access to Public Equity Markets. Access to the public equity markets could allow the target company to utilize additional forms of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.

•	Has a Strong Competitive Position and Growing Platform. We will seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also a growing platform for equity investors;

•	Operated by a Talented and Incentivized Management Team. We will focus on companies with strong and experienced management teams that desire a significant equity stake in the post-business combination company. We will seek to partner with a management team and/or seller who is well-incentivized and aligned in an effort to create stockholder value.

•	Benefits from Our Ability to Uniquely Structure Transaction to Unlock and Maximize Value. We will look for situations where our extensive experience and creativity can architect a win-win solution for both sides of the transaction.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We will have until 18 months from the closing of the Initial Public Offering to consummate an initial business combination. We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also seek to utilize the expertise of our management team in evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Each of our officers has agreed not to become an officer of any other special purpose acquisition company that has publicly filed a registration statement for its initial public offering until we have entered into a definitive agreement regarding our initial business combination or we have liquidated the Trust Account.

Sources of Target Business

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as the Sponsor and their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will the Sponsor or any of our existing officers or directors, or any entity with which the Sponsor or our officers or directors are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of the Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse the Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with the Sponsor or our officers or directors or making the initial business combination through a joint venture or other form of shared ownership with the Sponsor or our officers or directors. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors.  In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with the Sponsor or our officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Resources

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Our Website

Our corporate website address is www.otracquisition.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into this report.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock and Public Warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above.

To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. On November 16, 2020 we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this prospectus, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

•	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

•	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.

•	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

•	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers who become unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our Public Shares do not approve of the initial business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters in connection with the Initial Public Offering will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay such deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.25 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.25 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the next 18 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.25 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 18 months, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 18 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the Private Placement not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of Initial Public Offering and the Private Placement, only approximately $1,000,000 will be available to us initially outside the Trust Account to fund our working capital requirements. As of December 31, 2020, cash of $991,720 was held outside of the Trust Account and is available for working capital purposes. If we are required to seek additional capital, we will need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $2,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 2,500,000 warrants if $2,500,000 of notes were so converted), at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.25 per share on our redemption of our Public Shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 18 months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

If you exercise your Public Warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 52nd day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We are not limited to evaluating a target business in a particular industry sector, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this prospectus entitled “Management — Directors and Officers.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the closing of the Initial Public Offering.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this prospectus entitled “Management — Directors and Officers,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this prospectus entitled “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this prospectus entitled “Proposed Business — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 3, 2020, our Sponsor purchased an aggregate of 7,187,500 Founder Shares for an aggregate purchase price of $25,000. In October and November 2020, our Sponsor returned to us, at no cost, an aggregate of 3,881,250 and 431,250 Founder Shares, respectively, which we cancelled, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by our Sponsor. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 447,350 Units. The underwriters waived their right to exercise the remaining over-allotment option and a total of 263,162 shares of Class B common stock were forfeited on December 21, 2020, resulting in the Sponsor holding an aggregate of 2,611,838 Founder Shares, representing approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the Initial Public Offering (not including the shares of Class A common stock issuable to Maxim). The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 5,817,757 Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,817,757, that will also be worthless if we do not complete an initial business combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target.

In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem the Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately prior to and upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the Public Warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement not release such amounts held in the Trust Account except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Sponsor, which owns shares representing 19.7% of the common stock outstanding, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement, dated as of November 17, 2020, that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.25 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share,” under certain circumstances our public stockholders may receive less than $10.25 per share upon the liquidation of the Trust Account.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

In connection with the Initial Public Offering, we issued Public Warrants to purchase 5,223,675 shares of our Class A common stock as part of the units offered and Private Placement Warrants to purchase an aggregate of 5,817,757 shares of Class A common stock. The Sponsor currently owns an aggregate of 2,611,838 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, if the Sponsor or its affiliates, or any of our officers or directors, makes any working capital loans, up to $2,500,000 of such loans may be converted into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 2,500,000 warrants if $2,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon conversion of these rights or exercise of these warrants could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional ordinary shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.50 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This provision may make us less attractive to potential target business than other SPACs that do not have such provision and may make it more difficult for us to consummate an initial business combination with a target business.

Risks Relating to our Sponsor and Management Team

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement dated as of November 17, 2020, the Sponsor, officers and directors have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares would need only 4,009,171, or 40.10%, of the 10,000,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved. The Sponsor owns shares representing approximately 20% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by the Sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.25 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.25 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to the registration rights agreement dated as of November 17, 2020, entered into by and between us and our Sponsor in connection with the Initial Public Offering, our Sponsor and its permitted transferees can demand that we register the Private Placement Warrants, the Private Placement Warrants, the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and upon conversion of the Founder Shares held, or to be held, by it and holders of securities that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion or exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

The Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

The Sponsor owns shares representing 19.7% of our issued and outstanding shares of common stock. Accordingly, it may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by the Sponsor, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and the Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, the Sponsor will continue to exert control at least until the completion of our initial business combination.

Risks Relating to Our Securities

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the Private Placement are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the Private Placement and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section of this prospectus entitled “Proposed Business — Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification, the holder of such Warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 90 days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. However, there may be instances in which holders of our Public Warrants may be unable to exercise such Public Warrants but holders of our Private Placement Warrants may be able to exercise such Private Placement Warrants.

The exercise price for the Public Warrants is higher than in some similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the Public Warrants is higher than some similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Public Warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 75,716,551 and 7,388,162 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants and the shares of Class A common stock issuable upon conversion of Class B common stock. Immediately after the consummation of the Initial Public Offering, there will be no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in the Initial Public Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because each unit contains one-half of one Public Warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one Public Warrant. Pursuant to the warrant agreement, no fractional Public Warrants will be issued upon separation of the units, and only whole Public Warrants will trade. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the Public Warrants upon completion of a business combination since the Public Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole Public Warrants to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered by us in the Initial Public Offering. Redemption of the outstanding Public Warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the Initial Public Offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of the Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.25 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement dated as of November 17, 2020 entered into by us and our Sponsor, directors and officers in connection with the Initial Public Offering, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.25 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.25 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination within 18 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 18 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A share and Public Warrants are listed on Nasdaq. Although we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and Public Warrants are listed on Nasdaq, such securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 18th month from the closing of the Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

General Risk Factors

We are a recently incorporated early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated early company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by members of our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with members of our management team and their affiliates is presented for informational purposes only. Any past experience and performance, of members of our management team and their affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record and performance of members of our management team or their affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering and the Private Placement, $107.1 million is available to complete our initial business combination and pay related fees and expenses (which includes $3.4 million for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 1395 Brickell Avenue, Suite 800, Miami, FL 33131, and our telephone number is (305) 697-9600. Our executive offices are provided to us by an affiliate of the Sponsor. Commencing on the November 17, 2020, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A common stock and Public Warrants are traded on the NASDAQ under the symbols “OTRAU,” “OTRA” and “OTRAW” respectively. Our Units commenced public trading on November 17, 2020. Commencing on December 10, 2020, the holders of the Units were permitted to elect to separately trade shares of our Class A common stock and the Public Warrants included in the Units.

Holders

As of February 17, 2021, there were two holders of record for our shares Class A common stock and two holders of record for our Public Warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filing for the quarter ended September 30, 2020.

On November 19, 2020, the Company consummated its Initial Public Offering of 10,000,000 Units (the “Units” and, with respect to the Class A common stock included in the Units offered in the Initial Public Offering, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs (inclusive of the partial exercise of the underwriters’ over-allotment option on November 19, 2020) of approximately $7.1 million, including $1.31 million of underwriting discount, $3.4 million in deferred underwriting commissions, $1.8 million of the fair value of the shares issued to Maxim Group LLC for acting as the representative of the several underwriters in connection with the Initial Public Offering and $546,907 of other offering costs. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units, resulting in incremental gross proceeds of approximately $4.5 million.

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

Maxim Group LLC was representative of the several underwriters. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 248093). The SEC declared the registration statement effective on November 17, 2020.

After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our IPO (including the Units sold in the over-allotment option) and the sale of the Private Placement Warrant was $108,088,201.78, of which $107,085,337.50 (or $10.25 per unit sold in the Initial Public Offering) was placed in the Trust Account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 23, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of Initial Public Offering and the sale of the Private Placement Warrants, our securities, debt or a combination of cash, securities and debt. Our efforts to identify a prospective target business will not be limited to a particular geographic region or industry.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one -to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2020 (inception) through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period ended December 31, 2020, we had net loss of $199,534, which consisted of interest income earned on marketable securities held in our Trust Account of $9,155, offset by operating costs of $208,689.

Liquidity and Capital Resources

On November 19, 2020, we consummated the Initial Public Offering of 10,447,350 Units, which includes the partial exercise by the underwriters of the over-allotment option to purchase an additional 447,350 Units, at $10.00 per Unit, generating gross proceeds of $104.5 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,817,757 Private Placement Warrants, at $1.00 per Private Placement Warrant, to our Sponsor, generating gross proceeds of $5.8 million.

Transaction costs amounted to $7.1 million, consisting of $1.31 million of underwriting discount, $3.4 million in deferred underwriting commissions, $1.8 million of the fair value of the shares issued to Maxim Group LLC for acting as the representative of the several underwriters in connection with the Initial Public Offering and $546,907 of other offering costs.

For the year ended December 31, 2020, cash used in operating activities was $386,373. Net loss of $199,534 was affected by interest earned on marketable securities held in the Trust Account of $107,094,493, an unrealized loss of marketable securities held on our Trust Account of $9,155. Changes in operating assets and liabilities used $(177,684) of cash.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $107.1 million (including approximately $9,155 of unrealized gain) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete an initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of December 31, 2020, we had cash of $991,720 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, as may be required. If we complete an initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $2.5 million of such loans may be convertible into private warrants at a price of $1.00 per private warrant at the option of the lender. Such private warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative services. We began incurring these fees on November 17, 2020 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth following Item 15 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

 Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Nicholas J. Singer	41	Chairman and Chief Executive Officer
Douglas B. Anderson	51	Chief Financial Officer and Director
David Neithardt	51	Director
Glenn Gray	66	Director
Nadav Besner	41	Director

Nicholas J. Singer, our Chairman and Chief Executive Officer, has over 20 years of experience in finance and investment. Mr. Singer is the Founder of Purchase Capital LLC, an investment firm that serves as his family office and Sponsor to leading institutional investors and third-party family offices. Since Mr. Singer became Managing Member in 2013, Purchase Capital has provided patient capital for private and public companies that have significant potential for long-term value creation. He is also the Founder & Executive Chairman of United Parks, the Executive Chairman of IntegriCo Composites, a Board Member of Brooklyn ImmunoTherapeutics, and a Trustee of the Pérez Art Museum Miami. From 2007 to 2013, Mr. Singer was the Co-Founder & Co-Managing Member of Standard General, an SEC registered investment advisor which managed over $1 billion of assets during his tenure. Prior to that, he was a Co-Founder of Cyrus Capital Partners, a Principal at Och-Ziff Capital Management, and an Analyst in High Yield Trading and in the Principal Investment Area at Goldman Sachs & Co. He graduated summa cum laude with a B.S. in Economics from the Wharton School and a B.A.S. in Electrical Engineering from the School of Engineering and Applied Science at the University of Pennsylvania. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination.

Douglas B. Anderson has served as our Chief Financial Officer since September 2020 and as one of our directors since November 17, 2020. Mr. Anderson has over 25 years of financial and operational business experience. He currently serves as the Chief Financial Officer of United Parks. United Parks, a portfolio company of Purchase Capital, is the owner and operator of amusement parks and water parks throughout the U.S. Since joining the organization in 2017, he has led the financial planning, treasury management and financial reporting functions at United Parks. From 2014 to 2017, Mr. Anderson served as the Chief Financial Officer of Healthcare Clinical Informatics Limited (HCI Group), an international provider of healthcare IT solutions. From 2009 to 2014, he served as the President and Chief Financial Officer of Parc Entertainment, a national operator of amusement parks, water parks and family entertainment centers. From 1998 to 2009, Mr. Anderson held a variety of senior executive roles at ATS Services, a U.S. recruiting and staffing firm, where he served in a variety of roles including Chief Executive Officer, President and Chief Financial Officer. Mr. Anderson started his professional career in 1994 at Ernst & Young. Mr. Anderson graduated from the University of North Florida with a B.B.A. in Accounting. He is a certified public accountant licensed in the state of Florida and a chartered global management accountant. Mr. Anderson is well qualified to serve as our Chief Financial Officer and as a director due to his extensive industry and management experience.

David W. Neithardt has served as one of our directors since November 17, 2020. Mr. Neithardt is the Founder & Managing Partner of Hammock Park Capital LLC, a private equity firm formed in April 2020, which pursues turnaround and special situation investment opportunities. Since 2015, Mr. Neithardt has also been a Co-Founder & Senior Partner of General American Capital Partners, LLC (GACP), an independent private equity Sponsor focused on partnering with management teams to create long term shareholder value. Mr. Neithardt serves on the board of directors and investment committee of Quintasen Real Estate Master Fund, LP, an investment fund co-managed by GACP, focused on acquiring single family rental homes. Prior to 2015, Mr. Neithardt was a Co-Founder & Senior Partner of 1848 Capital Partners LLC, an independent private equity Sponsor focused on turnaround investments and special situations. Prior to that, Mr. Neithardt was an Associate at Maplewood Partners LP, and an Analyst and Associate in the corporate finance group at Smith Barney Inc. Mr. Neithardt graduated from the Tuck School at Dartmouth College with an M.B.A. and graduated from Stanford University with a B.S. in Industrial Engineering. We believe that Mr. Neithardt is well qualified to serve as a director due to his extensive investment and private equity experience.

Glenn E. Gray has served as one of our directors since November 17, 2020. Mr. Gray has 40 years of experience in commercial lending and specialty finance, within banks and non-bank lenders, approximately 20 years of which involved positions of executive leadership. Most recently, Mr. Gray was the Chief Executive Officer of CalWest Bank from 2012 to 2020, a $225 million asset commercial bank based in Orange County, CA. Mr. Gray was hired to lead the turn-around of the bank, including a recapitalization in 2015, and ultimately sold the bank in the midst of the COVID pandemic for 1.3x tangible book value. Prior to joining CalWest Bank, from 2005 to 2012 Mr. Gray was the Chief Executive Officer of Sunwest Bank, a commercial bank with operations in California and Arizona. During his tenure, the bank doubled in size to $660 million in assets through a combination of organic growth and three FDIC-assisted acquisitions. From 1995 to mid-2005 Mr. Gray held senior executive positions with the FINOVA Group, at the time a $12 billion asset diversified commercial finance company controlled by Berkshire Hathaway and Leucadia National. Mr. Gray ultimately was appointed Chief Operating Officer reporting to the Board of Directors. Prior to joining FINOVA Group, Mr. Gray held various positions with Wells Fargo Bank, Bessemer Trust, Bankers Trust and Foothill Capital. Mr. Gray is currently a Trustee for the Laguna Playhouse and the Pacific Marine Mammal Center, and a member of the audit committee for the city of Laguna Beach. Mr. Gray graduated with a B.S. in Business Administration from the University of Illinois. Mr. Gray is qualified to serve as a director due to his extensive operations, management and business background.

Nadav Besner has served as one of our directors since November 17, 2020. Mr. Besner is an investor with approximately two decades of experience in both public and private markets. He joined SoundPoint Capital in February 2018, an institutional credit investing and hedge fund platform, where he is currently a Principal focusing on financial investments with over $20 billion of assets under management. From February 2005 to December 2017 Mr. Besner served as Director at Taconic Capital, a global institutional investment firm covering credit and equity investments with a focus on distressed opportunities, which has over $5 billion of assets under management. Prior to his work at Taconic Capital, between September 2002 and December 2004 Mr. Besner was an associate, focusing on hedge fund strategies, at Goldman Sachs & Co. He holds an M.B.A. from the Wharton School of the University of Pennsylvania, and dual B.S.E. degrees in Finance and Systems Engineering from the University of Pennsylvania. Mr. Besner is well qualified to serve as a director due to his extensive investment and advisory experience.

Strategic Advisory Board

We have established a strategic advisory board to assist our management team in search of suitable acquisition targets following the consummation of this offering. The members of our strategic advisory board are as follows:

James D. Fielding has served as a member of strategic advisory board, since November 17, 2020. Mr. Fielding has over 30 years of experience in operations, product development, brand management, licensing and retail. Since August 2020, he has been a partner at Archer Gray, a hybrid production, finance, and venture investment company. Between January 2017 and August 2020, he has was a Founder and Managing Partner of Intersected Stories, a global, multi-disciplinary strategic consulting and advisory firm. From May 2019 to July 2020, he was Co-Founder and Managing Partner, and since July 2020 is now an advisor to ThenWhat Inc., a brand, creative and experiences agency for clients, including Jimmy Choo, GoldieBlox and Starbucks. Between January 2017 and May 2019, Mr. Fielding served as President, Consumer Products and Innovation at 20th Century Fox, where he developed and executed licensing and merchandising strategies for 20th Century Fox Film Studio, Fox Networks Group and FX Networks. From February 2015 to January 2017, he served as global head of consumer products and retail at Dreamworks Animation LLC. From June 2012 to April 2014, Mr. Fielding served as Chief Executive Officer of Claire’s, Inc., a retailer of accessories, jewelry and toys. Prior to this, between 2001 and 2012, he served in multiple progressive roles including as Vice President of Catalog and disneystore.com, Vice President of Merchandising for the Disney Stores, Senior Vice President of Merchandising and Marketing for the Disney Stores North America, Senior Vice President of Disney Consumer Products, Executive Vice President of global retail sales and marketing for Disney Consumer Products, and culminating in his role as President of Disney Retail for Disney Stores Worldwide, all at the Walt Disney Company (NYSE: DIS). From 1999 to 2001, he was a Vice President and General Merchandise Manager at Land’s End, Inc. Between 1997 and 1999, he served as Vice President and General Merchandise Manager of J. Peterman Company. From 1990 to 1997, he was a Merchandise Manager at Gap Inc. (NYSE: GPS). Mr. Fielding started his career in 1987 at Dayton Hudson Corporation (a predecessor of Target Corporation (NYSE: TGT)), where he served in multiple positions, culminating in a role as Group Selling Manager until 1990. Mr. Fielding earned a B.A. in Political Science from Indiana University.

William A. Wexler has served as a member of our strategic advisory board since November 17, 2020. Over the course of his career, Mr. Wexler has worked on over 150 individual projects, serving in various capacities including as Chairman, Chief Executive Officer, Chief Restructuring Officer and other designated roles of senior responsibility. Since April 2017, he has served as Chairman of the Board and in August 2017 he was also appointed Chief Executive Officer of Homer City Holdings, LLC, a holding company which owns and operates a multiple unit merchant power plant located in Pennsylvania. From July 2012 to December 2019 he served in various roles, including as Chairman of the Board, interim Chief Executive Officer, Chief Executive Officer and sole director and shareholder representative of Upstate New York Power Producers, Inc., a holding company that owned and operated power plants throughout upstate New York. In May 2016, he helped facilitate a sale of the company to an energy-specific hedge fund, generating a significant aggregate return to shareholders. From January 2012 to April 2013, Mr. Wexler served as Chief Restructuring Officer of VMR Electronics, LLC, a manufacturer of cable assembly products for the electronics interconnect industry. Between 2006 and 2011, he served as a Managing Director and national finance practice lead at BBK, Ltd., a turn-around advisory firm. From 2002 to 2005, he served as group Managing Director of corporate restructuring at Huron Consulting Group, LLC. From 2000 to 2002, he was a Managing Director at Berenson Minella & Co., a boutique investment-banking firm. Between 1986 and 2000 he served as a Senior Director at BNP Paribas, where he established and led Paribas Properties, Inc., a real estate investment arm of the bank, and also where he was a lead officer of the then newly created US asset workout group. Mr. Wexler started his professional career in 1981 in commercial lease brokerage, asset management and investment sales at Jones Lang Wootton (now Jones Lang LaSalle) where he worked until 1986. He earned a B.A. in Political Science from Johns Hopkins University.

Andrew V. La Stella has served as a member of our strategic advisory board since November 17, 2020. Mr. La Stella has over 30 years of aircraft finance and leasing experience. Over his professional career, Mr. La Stella has developed highly sophisticated equipment management functions for all asset management related issues, as well as having created several lease investment structures to create value for investors. Since 2001, he has been a Principal of AirCapital Aviation Services LLC, an asset management and advisory services firm to financial institutions, in matters relating to aviation investments. From 1997 to 2000 he served as Director of Aircraft and Portfolio Acquisitions at Republic Financial Corporation. From 1991 to 1997, Mr. La Stella was a Managing Director in charge of asset-oriented transactions at Parrish Leasing Corporation, where he originated and closed one of the first aircraft structured finance transactions, the 1995 Pendulum Investment Trust. Between 1977 and 1991, he served as Senior Vice President in charge of equipment management for CIT Group. Mr. La Stella earned an M.B.A. with a concentration in Finance from Fairleigh Dickenson University and a B.S. in Business Management from Pennsylvania Military College (now Widener University).

Number and Terms of Office of Officers and Directors

We have five directors on our board. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Gray and Besner, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Anderson and Neithardt, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Singer, will expire at our third annual meeting of stockholders

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Neithardt, Gray and Besner are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Gray, Neithardt and Besner serve as members of our audit committee, and Mr. Gray chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Gray, Neithardt and Besner meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Gray qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Neithardt and Besner serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Neithardt and Besner are independent and Mr. Neithardt chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our Sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Neithardt, Gray and Besner. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement filed with the SEC to register the Units in connection with the Initial Public Offering. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Item 11. Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on November 17, 2020, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2021, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the Private Placement Warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 10,630,179 shares of Class A Common Stock outstanding on March 1, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
OTR Acquisition Sponsor LLC(2)	2,611,838	19.7%

Nicholas J. Singer(2)	2,611,838	19.7%

Douglas B. Anderson(3)	–	–

Glenn Gray(3)	–	–

David Neithardt(3)	–	–

Nadav Besner(3)	–	–

All executive officers and directors as a group (5 individuals)	2,611,838	19.7%

Lighthouse Investment Partners, LLC(4)	772,810	7.27%

Polar Asset Management Partners Inc(5)	995,000	9.36%

Hudson Bay Capital Management LP(6)	800,000	7.53%

Shaolin Capital Management LLC(7)	699,997	6.70%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities listed above is 1395 Brickell Avenue, Suite 800, Miami, FL, 33131.

(2)	Interests shown consist solely of Founder Shares, which are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Represents shares held by OTR Acquisition Sponsor LLC, our Sponsor. An entity controlled by Nicholas J. Singer is the managing member of the Sponsor and, as such, Mr. Singer may be deemed to have beneficial ownership of the common stock held directly by the Sponsor. Mr. Singer disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	This individual is a member of our Sponsor but does not have voting or dispositive control over shares held by the Sponsor.

(4)	Based solely on the Schedule 13G jointly filed with the SEC on February 8, 2021. The Class A common stock is directly held by MAP 136 and MAP 214. Lighthouse Investment Partners, LLC (“Lighthouse”) serves as the investment manager of MAP 136 and MAP 214. Because Lighthouse may be deemed to control MAP 136 and MAP 214, Lighthouse may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the Class A common stock reported herein. The address of the business office of each of the MAP 136, MAP 214 and Lighthouse is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida 33410.

(5)	Based solely on the Schedule 13G jointly filed with the SEC on February 10, 2021. The Class A common stock is directly held by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”). Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to PMSMF. The address of the business office of each of the PMSMF and Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)	Based solely on the Schedule 13G jointly filed with the SEC on February 10, 2021 by Hudson Bay Capital Management LP (the “Investment Manager”) and Mr. Sander Gerber (“Mr. Gerber”). The Investment Manager serves as the investment manager to HB Strategies LLC, in whose name the securities reported above are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The address of the business office of each of the PMSMF and Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(7)	Based solely on the Schedule 13G jointly filed with the SEC on February 24, 2021 by Shaolin Capital Management LLC (“Shaolin”), a company incorporated under the laws of the State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company and MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, a managed account advised by the Shaolin Capital Management LLC in whose name the securities above are held. The address of the business office of Shaolin Capital Management LLC is 1460 Broadway, New York, New York, 10036.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 3, 2020, we issued an aggregate of 7,187,500 Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. In October and November 2020, the Sponsor returned to us, at no cost, an aggregate of 3,881,250 and 431,250 Founder Shares, respectively, which we cancelled, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering. The underwriters waived their right to exercise the remaining over-allotment option and a total of 263,162 shares of Class B common stock were forfeited on December 21, 2020, resulting in an aggregate of 2,611,838 shares of Class B common stock issued and outstanding, representing approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

The Sponsor purchased an aggregate of 5,817,757 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,817,757. The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the Initial Public Offering except that the Private Placement Warrants, so long as they are held by the Sponsor, the underwriters or their permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on November 17, 2020, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to the Sponsor, officers and directors, or any affiliate of the Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On July 23, 2020, the Sponsor issued us an unsecured promissory note to borrow up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. These loans were non-interest bearing, unsecured and are due at the earlier of December 31, 2020 or the closing of the Initial Public Offering. The total outstanding balance of $205,991 was paid in full on November 19, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 2,500,000 shares if $2,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such working capital loans by our Sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

On November 17, 2020, we entered into a registration rights agreement with respect to the Founder Shares, the Private Placement Warrants, the securities issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise or conversion of the foregoing, which requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). Pursuant to such registration rights agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

We have adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the consummation of the Initial Public Offering, we adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of our code of ethics is filed as an exhibit to this Annual Report on Form 10-K.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of the Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to the Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial business combination:

•	Payment to an affiliate of our Sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 2,500,000 warrants if $2,500,000 of notes were so converted), at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Neithardt, Gray and Besner are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 23, 2020 (inception) through December 31, 2020 totaled $78,280. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from July 23, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from June 24, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the period from June 24, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	Documents filed as part of this Report

1.	Financial Statements

The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this part of the annual report on Form 10-K. See the Index to Financial Statements.

2.	Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
3.2	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 filed August 17, 2020)
4.1	Warrant Agreement, dated November 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (filed as exhibit 4.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
4.2*	Description of Registrant’s Securities
10.1	Investment Management Trust Agreement, dated November 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (filed as exhibit 10.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.2	Form of Registration Rights Agreement among the Registrant and certain security holders (filed as exhibit 10.2 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.3	Letter Agreement, dated November 17, 2020, by and among the Company, OTR Acquisition Sponsor LLC and each of the officers and directors of the Company (filed as exhibit 10.3 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1/A filed September 28, 2020)
10.5	Administrative Services Agreement, dated November 17, 2020, by and between the Company and Purchase Capital LLC (filed as exhibit 10.5 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.6	Private Placement Warrants Purchase Agreement, dated November 17, 2020, by and between the Company and OTR Acquisition Sponsor LLC (filed as exhibit 10.4 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1/A filed September 28, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

OTR ACQUISITION CORP.

FOR THE PERIOD ENDED DECEMBER 31, 2020

Table of Contents
ITEM 8. FINANCIAL INFORMATION	Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet	F-3

Statement of Operations	F-4

Statement of Changes in Stockholders’ Equity	F-5

Statement of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-21

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of OTR Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of OTR Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 2, 2021

OTR ACQUISITION CORP.

BALANCE SHEET

AS OF DECEMBER 31, 2020

Assets
Cash	$991,720
Prepaid expenses	333,208
Total Current Assets	1,324,928

Cash and marketable securities held in Trust Account	107,094,493
Total Assets	$108,419,421

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued expenses	$155,524
Total Current Liabilities	155,524

Deferred underwriting fee payable	3,395,389
Total Liabilities	3,550,913

Commitments and Contingencies

Class A common stock subject to possible redemption; 9,743,269 shares at December 31, 2020 (at approximately $10.25 per share)	99,868,507

Stockholders’ Equity

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-

Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 886,910 issued and outstanding	89

Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding	262

Additional paid-in capital	5,199,184
Accumulated deficit	(199,534)
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders’ Equity	$108,419,421

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating costs	$208,689
Loss from operations	(208,689)
Other income
Interest income earned on marketable securities held in Trust Account	9,155
Loss before provision for income taxes	$(199,534)
Provision for income taxes	-
Net loss	$(199,534)

Basic and diluted weighted average shares outstanding of Class A Common Stock	10,630,179
Basic and diluted net income per share, Class A Common Stock	$0.00

Basic and diluted weighted average shares outstanding of Class B Common Stock	2,531,315
Basic and diluted net income per share, Class B Common Stock	$(0.08)

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock
	Class A		Class B				Total
					Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - July 23, 2020 (inception)	-	-	-	-	-	-	-
Issuance of Class B common stock to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Sale of 10,447,350 Units in November 2020 at $10.00 per Unit, net of underwriting discounts and offering costs	10,447,350	1,045	-	-	99,224,240	-	99,225,285
Sale of 5,817,757 Private Placement Warrants	-	-	-	-	5,817,757	-	5,817,757
Issuance of Representative Shares	182,829	18	-	-	(18)	-	-
Forfeiture of Class B Common Stock	-	-	(263,162)	(26)	26	-	-
Common stock subject to possible redemption	(9,743,269)	(974)	-	-	(99,867,533)	-	(99,868,507)
Net loss	-	-	-	-	-	(199,534)	(199,534)
Balance - December 31, 2020	886,910	$89	2,611,838	$262	$5,199,184	$(199,534)	$5,000,001

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(199,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(9,155)

Changes in operating assets and liabilities:
Prepaid expenses	(333,208)
Accrued expenses	155,524
Net cash used in operating activities	(386,373)

Cash Flows from Investing Activities:
Investment of cash and marketable securities in Trust Account	(107,085,338)
Net cash used in investing activities	(107,085,338)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	103,169,760
Proceeds from sale of Private Placement Warrants	5,817,757
Proceeds from promissory note – related party	205,991
Repayment of promissory note – related party	(205,991)
Payment of offering costs	(549,086)
Net cash provided by financing activities	108,463,431

Net Change in Cash:	991,720
Cash - Beginning of period	-
Cash - End of period	991,720

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$100,057,362
Change in value of common stock subject to possible redemption	$(188,855)
Deferred underwriting fee payable	$3,395,389

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

OTR Acquisition Corp. (the “Company”) was incorporated in Delaware on July 23, 2020. The Company was formed for the purpose of entering into an initial merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination; however, the Company intends to concentrate its efforts to initially focus on identifying businesses within North America.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 23, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is OTR Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement on Form S-1 for the Company’s Initial Public Offering was declared effective on November 17, 2020. On November 19, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered in the Initial Public Offering, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The underwriters’ over-allotment option was partially exercised, resulting in the purchase of an additional 447,350 Units, resulting into incremental gross proceeds of approximately $4.5 million. On December 21, 2020, the underwriters waived their right to exercise the remaining over-allotment option.

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

Transaction costs amounted to $7.1 million consisting of $1.8 million of the fair value of the shares issued to Maxim Group LLC for acting as the representative of the several underwriters in connection with the Initial Public Offering, $1.3 million in cash underwriting fees, $3.4 million of deferred underwriting fees and $546,907 of other offering costs. In addition, as of December 31, 2020, cash of $991,720 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $107.1 million ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 480 “Distinguishing Liabilities from Equity”.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 18 months from the closing of the Initial Public Offering, or May 19, 2021, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.25.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.25 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Emerging Growth Company (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other expenses incurred that are directly related to the Initial Public Offering. Offering costs amounting to $7.1 million were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the year ended December 31, 2020, basic and diluted for Class A shares of common stock, were calculated by dividing the gain on marketable securities, held in Trust Account, net of applicable taxes of $9,155, by the weighted average number of 10,630,179 Class A shares of common stock outstanding for the period. Net loss per share for the year ended December 31, 2020, basic and diluted for Class B shares of common stock were calculated by dividing the net loss $199,534, less income attributable to Class A shares of common stock in the amount of $0, by the weighted average number of 2,531,315 shares of Class B common stock outstanding for the period.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance corporation limit of $250,000. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

There were no unrecognized tax benefits as of December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 3 ─ INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,447,350 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 447,350 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $104.5 million. Each Unit consists of one share of Class A common stock and one warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of Class A common stock at an exercise price of $11.50 per share (see Note 7).

NOTE 4 ─ PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,817,757 Private Placement Warrants, including 167,757 Private Placement Warrants purchased in connection with the underwriters’ partial over-allotment option (each exercisable to purchase one share of Class A common stock at $11.50 per share) at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.8 million.

The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Founder Shares

On August 3, 2020, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000.

On October 25, 2020, the Sponsor effected a surrender of 3,881,250 Class B common shares to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 7,187,500 to 3,306,250.

A further surrender of 431,250 Class B common shares was effected on November 17, 2020 by the Sponsor to the Company for no consideration, resulting in a decrease in the total number of Class B common shares outstanding from 3,306,250 to 2,875,000.

The Founder Shares included an aggregate of up to 375,000 Class B common stock subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On November 19, 2020, the underwriters partially exercised their over-allotment option. On December 21, 2020, the underwriters waived their right to exercise the remaining over-allotment option and the forfeiture of 263,162 Founder Shares. Forfeiture of 263,162 Founder Shares resulted in an aggregate of 2,611,838 Founders Shares issued and outstanding, so that the number of shares of Class B common stock collectively equaled 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

Founder Shares are subject to lock-up until the earlier of (A) one year after the completion of the Company’s Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period 150 days after a Business Combination, the Founder Shares will be released.

Promissory Note – Related Party

On July 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could have borrowed up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The total outstanding balance of $205,991 was paid in full on November 19, 2020.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company pays the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended December 31, 2020, the Company incurred $20,000 in fees for these services, of which such amount is included in the operating costs on the accompanying statement of operations.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement dated as of November 17, 2020, which requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). Pursuant to such registration rights agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised the over-allotment option on November 17, 2020. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

The underwriters were provided an underwriting discount of $0.125 per unit, or $1.3 million in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.325 per unit, or $3.4 million in the aggregate which will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement entered into in connection with the Initial Public Offering.

Representative’s Common Stock

The Company issued to the underwriters from the Initial Public Offering, 182,289 shares of Class A common stock upon the consummation of the Initial Public Offering. The underwriters agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the underwriters have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering. Based on the Initial Public Offering price of $10.00 per Unit, the fair value of the 182,289 shares of Class A common stock was $1.8 million, which was an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity upon the completion of the Initial Public Offering.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Representative’s Common Stock (continued)

The shares received by the underwriters described immediately above have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement on Form S-1 filed with the SEC in connection with the Initial Public Offering (the “Registration Statement”) pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Registration Statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

NOTE 7 ─ STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per preferred share. As of December 31, 2020, there are no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 10,630,179 shares of Class A common stock issued or outstanding, including 9,743,269 shares of Class A common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheet.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2020 there were 2,611,838 shares of Class B common stock issued and outstanding.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

Holders of Class A common stock and holders of Class B common stock, voting together as a single class, will be entitled to vote for the election of directors and all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination. In addition, the calculation mentioned above will be subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like. In no event will the Class B common stock convert into Class A common stock at a rate of less than one to one.

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering.

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

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above in this section will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8 ─ INCOME TAX

The income tax provision consists of the following:

December 31,
2020
Federal
Deferred	43,770

State
Deferred	4,437
Change in valuation allowance	(48,207)
Income tax provision	$-

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset	48,207
Valuation allowance	(48,207)
Deferred tax asset, net of allowance	$-

As of December 31, 2020, the Company has a $79,419 U.S. federal and state net operating loss carryover available to offset future taxable income.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 8 ─ INCOME TAX (Continued)

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2020, the change in the valuation allowance was $48,207.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the period ended December 31, 2020 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	3.52%
Change in valuation allowance	(24.52)%
Income tax provision benefit	0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9 ─ FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

OTR ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

At December 31, 2020, assets held in the Trust Account were comprised of $107,094,493 which was invested in money market funds and U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2020
Assets held in Trust Account:
U.S. Treasury securities	1	$106,966,830
Cash equivalents - money market funds	1	127,663
		$107,094,493

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOTE 10 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as disclosed elsewhere in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTR ACQUISITION CORP.

By:	/s/ Nicholas J. Singer
Name: Nicholas J. Singer Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Douglas B. Anderson
Name: Douglas B. Anderson Title: Chief Financial Officer (Principal Financial Officer)

Date: March 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Nicholas J. Singer	Chief Executive Officer (Principal Executive Officer)	March 3, 2021
Nicholas J. Singer

/s/ Douglas B. Anderson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2021
Douglas B. Anderson

/s/ Glenn E. Gray	Director	March 3, 2021
Glenn E. Gray

/s/ David W. Neithardt	Director	March 3, 2021
David W. Neithardt

/s/ Nadav Besner	Director	March 3, 2021
Nadav Besner