Form 10-K/A
period 2020-12-31
OTR Acquisition Corp.
filed 2021-05-18
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to OTR Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of OTR Acquisition Corp. as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 19, 2020, our outstanding warrants (the “warrants”) to purchase Class A common stock, par value $0.0001 per share (“Class A common stock”) were accounted for as equity within our balance sheet. After discussion and evaluation, including with our independent registered public accounting firm and the Audit Committee of our Board of Directors, and taking into consideration the SEC Staff Statement, we have concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 14, 2021, the Audit Committee, in consultation with its management, concluded that the Company’s previously issued financial statements for the periods beginning with the period from July 23, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. In light of the SEC Staff’s published views, we reassessed our accounting for the warrants issued on November 19, 2020. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or the non-cash adjustments to our financial statements, in any of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires:

•	references to “common stock” are to our Class A common stock and our Class B common stock, collectively;

•	references to “Founder Shares” are to shares of our Class B common stock initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

•	references to “initial stockholders” are to our Sponsor and any other holders of our Founder Shares prior to the Initial Public Offering (or their permitted transferees);

•	references to “management” or our “management team” are to our officers and directors;

•	references to “Maxim” are to Maxim Group LLC, the representative of the underwriters in the Initial Public Offering;

•	references to “Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering, which private placement warrants are identical to the warrants sold in our Initial Public Offering, subject to certain limited exceptions;

•	references to “Public Shares” are to shares of our Class A common stock sold as part of the units in our the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market);

•	references to “public stockholders” are to the holders of our Public Shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such Public Shares;

•	references to “Public Warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market), to the Private Placement Warrants if held by third parties other than the Sponsor or Maxim (or permitted transferees), and to any Private Placement Warrants issued upon conversion of working capital loans that are sold to third parties that are not initial stockholders or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

•	references to “Sponsor” are to OTR Acquisition Sponsor LLC, a Delaware limited liability company, an affiliate of Nicholas J. Singer, our Chief Executive Officer and Chairman;

•	references to “warrants” are to our redeemable warrants, which includes the Public Warrants as well as the Private Placement Warrants;

•	references to “we,” “us,” “company” or “our company” are to OTR Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A (this “Report”) contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute "forward-looking statements" for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

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

Our Sponsor is OTR Acquisition Sponsor LLC (the “Sponsor”), a Delaware limited liability company. Our Sponsor is controlled by affiliates of Nicholas J. Singer, our Chairman and Chief Executive Officer, and Purchase Capital LLC, an investment firm founded by Mr. Singer. Purchase Capital serves as Mr. Singer’s family office and Sponsor to leading institutional investors and third-party family offices. The registration statement on Form S-1 for our initial public offering (the “Initial Public Offering”) was declared effective on November 17, 2020. On November 19, 2020, we consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

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

If we are unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering, or May 19, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.

●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of the Initial Public Offering and the exercises by the underwriters of their over-allotment option in November 2020. In response to the SEC Staff Statement, we reevaluated the accounting treatment of our Public Warrants and Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.50 per share;

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement, on May 14, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements for the Affected Periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting solely related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our Initial Public Offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1.

As described in Item 9A. “Controls and Procedures,” solely as a result of the foregoing, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because a material weakness existed in our internal control over financial reporting. We continue to evaluate steps to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, in which case there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs relating to efforts to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

For the period ended December 31, 2020, we had net loss of $3.28 million, which consisted of interest income earned on marketable securities held in our Trust Account of $9,155, offset by operating costs of $0.2 million, a change in the fair value of the warrants of $2.77 million and offering costs associated with warrants recorded as liabilities of $0.31 million.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Transaction costs amounted to $7.1 million, consisting of $1.8 million of the fair value of the shares issued to Maxim Group LLC for acting as the representative of the several underwriters in connection with the Initial Public Offering, $1.3 million in cash underwriting fees, $3.4 million of deferred underwriting fees and $546,907 of other offering costs.

For the year ended December 31, 2020, cash used in operating activities was $0.38 million. Net loss of $3.28 million was affected by interest earned on marketable securities held in the Trust Account of $9,155, a change in the fair value of the warrants of $(2.77) million and offering costs associated with warrants recorded as liabilities of $(0.31) million. Changes in operating assets and liabilities used $(0.18) million of cash.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $107.1 million (including approximately $9,155 of interest earned) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete an initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of December 31, 2020, we had cash of $0.99 million held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial business combination.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Net loss per share of common stock

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. On March 3, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 19, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Solely as a result of the foregoing and the resultant restatement of our financial statements, we have identified a material weakness in our internal control over financial reporting. We continue to evaluate steps to remediate the material weakness. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the Initial Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the Private Placement Warrants, as such securities are not exercisable within 60 days of the date of this report.

We have based our calculation of the percentage of beneficial ownership on 10,630,179 shares of Class A Common Stock outstanding on March 1, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
OTR Acquisition Sponsor LLC(2)	2,611,838	19.7%

Nicholas J. Singer(2)	2,611,838	19.7%

Douglas B. Anderson(3)	–	–

Glenn Gray(3)	–	–

David Neithardt(3)	–	–

Nadav Besner(3)	–	–

All executive officers and directors as a group (5 individuals)	2,611,838	19.7%

Lighthouse Investment Partners, LLC(4)	772,810	7.27%

Polar Asset Management Partners Inc(5)	995,000	9.36%

Hudson Bay Capital Management LP(6)	800,000	7.53%

Shaolin Capital Management LLC(7)	699,997	6.70%

Boothbay Absolute Return Strategies, LP(8)	1,026,863	8.54%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities listed above is 1395 Brickell Avenue, Suite 800, Miami, FL, 33131.

(2)	Interests shown consist solely of Founder Shares, which are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Represents shares held by OTR Acquisition Sponsor LLC, our Sponsor. An entity controlled by Nicholas J. Singer is the managing member of the Sponsor and, as such, Mr. Singer may be deemed to have beneficial ownership of the common stock held directly by the Sponsor. Mr. Singer disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	This individual is a member of our Sponsor but does not have voting or dispositive control over shares held by the Sponsor.

(4)	Based solely on the jointly Schedule 13G filed with the SEC on February 8, 2021. The Class A common stock is directly held by MAP 136 and MAP 214. Lighthouse Investment Partners, LLC (“Lighthouse”) serves as the investment manager of MAP 136 and MAP 214. Because Lighthouse may be deemed to control MAP 136 and MAP 214, Lighthouse may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the Class A common stock reported herein. The address of the business office of each of the MAP 136, MAP 214 and Lighthouse is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida 33410.

(5)	Based solely on the jointly Schedule 13G filed with the SEC on February 10, 2021. The Class A common stock is directly held by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company ("PMSMF"). Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to PMSMF. The address of the business office of each of the PMSMF and Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)	Based solely on the jointly Schedule 13G filed with the SEC on February 10, 2021 by Hudson Bay Capital Management LP (the "Investment Manager") and Mr. Sander Gerber ("Mr. Gerber"). The Investment Manager serves as the investment manager to HB Strategies LLC, in whose name the securities reported above are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The address of the business office of each of the PMSMF and Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(7)	Based solely on the jointly Schedule 13G filed with the SEC on February 24, 2021 by Shaolin Capital Management LLC (“Shaolin”), a company incorporated under the laws of the State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company and MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, a managed account advised by the Shaolin Capital Management LLC in whose name the securities above are held. The address of the business office of Shaolin Capital Management LLC is 1460 Broadway, New York, New York, 10036.

(8)	Based solely on the jointly Schedule 13G filed with the SEC on April 22, 2021 by Boothbay Absolute Return Strategies, LP, a Delaware limited partnership, (the “Fund”), Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”), and Ari Glass. The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. Accordingly, for the purposes of Reg. Section 240.13d-3, the reporting persons herein may be deemed to beneficially own the shares set forth above and each of the reporting persons herein disclaims beneficial ownership of the Shares reported herein except to the extent of the reporting person’s pecuniary interest therein.

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

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
3.2	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 filed August 17, 2020)
4.1	Warrant Agreement, dated November 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (filed as exhibit 4.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
4.2*	Description of Registrant’s Securities
10.1	Investment Management Trust Agreement, dated November 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (filed as exhibit 10.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.2	Form of Registration Rights Agreement among the Registrant and certain security holders (filed as exhibit 10.2 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.3	Letter Agreement, dated November 17, 2020, by and among the Company, OTR Acquisition Sponsor LLC and each of the officers and directors of the Company (filed as exhibit 10.3 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1/A filed September 28, 2020)
10.5	Administrative Services Agreement, dated November 17, 2020, by and between the Company and Purchase Capital LLC (filed as exhibit 10.5 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.6	Private Placement Warrants Purchase Agreement, dated November 17, 2020, by and between the Company and OTR Acquisition Sponsor LLC (filed as exhibit 10.4 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1/A filed September 28, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002 (as restated)
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (as restated)
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as restated)
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as restated)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

OTR ACQUISITION CORP.
FOR THE PERIOD ENDED DECEMBER 31, 2020

Table of Contents
ITEM 8. FINANCIAL INFORMATION	Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheet	F-3

Statement of Operations	F-4

Statement of Changes in Stockholders’ Equity	F-5

Statement of Cash Flows	F-6

Notes to the Financial Statements	F-7

OTR ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

OTR Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of OTR Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period July 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 17, 2021

OTR ACQUISITION CORP.

BALANCE SHEET

AS RESTATED (SEE NOTE 2)

DECEMBER 31, 2020

Assets
Cash	$991,720
Prepaid expenses	333,208
Total Current Assets	1,324,928

Cash and marketable securities held in Trust Account	107,094,493
Total Assets	$108,419,421

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$155,524
Total Current Liabilities	155,524

Deferred underwriting fee payable	3,395,389
Derivative warrant liabilities	11,224,383
Total Liabilities	14,775,296

Commitments and Contingencies

Class A common stock subject to possible redemption; 8,648,207 shares at December 31, 2020 (at approximately $10.25 per share)	88,644,124

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,981,972 issued and outstanding (8,648,207 shares subject to possible redemption)	198
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding	262
Additional paid-in capital	8,280,331
Accumulated deficit	(3,280,790)
Total Stockholders' Equity	5,000,001
Total Liabilities and Stockholders' Equity	$108,419,421

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF OPERATIONS

AS RESTATED (SEE NOTE 2)

FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating costs	$208,689
Loss from operations	(208,689)
Other income (expense):
Interest income earned on marketable securities held in Trust Account	9,155
Change in fair value of derivative warrant liabilities	(2,771,405)
Offering costs associated with warrants recorded as liabilities	(309,851)
Net loss	$(3,280,790)

Basic and diluted weighted average shares outstanding of Class A Common Stock	10,630,179
Basic and diluted net income per share, Class A Common Stock	$0.00
Basic and diluted weighted average shares outstanding of Class B Common Stock	2,531,315
Basic and diluted net income per share, Class B Common Stock	$(1.30)

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

AS RESTATED (SEE NOTE 2)

FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance - July 23, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Sale of 10,447,350 Units in November 2020 at $10.00 per Unit, net of derivative warrant liabilities	10,447,350	1,045	-	-	100,568,348	-	100,569,393
Offering costs	-	-	-	-	(5,248,215)	-	(5,248,215)
Excess of cash received over fair value of private placement warrants	-	-	-	-	1,268,886	-	1,268,886
Issuance of Representative Shares	182,829	18	-	-	(18)	-	-
Forfeiture of Class B Common Stock	-	-	(263,162)	(26)	26	-	-
Common stock subject to possible redemption	(8,648,207)	(865)	-	-	(88,333,408)	-	(88,334,273)
Net loss	-	-	-	-	-	(3,280,790)	(3,280,790)
Balance - December 31, 2020	1,981,972	$198	2,611,838	$262	$8,280,331	$(3,280,790)	$5,000,001

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF CASH FLOWS

AS RESTATED (SEE NOTE 2)

FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(3,280,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(9,155)
Change in fair value of derivative warrant liabilities	2,771,405
Offering costs associated with warrants recorded as liabilities	309,851

Changes in operating assets and liabilities:
Prepaid expenses	(333,208)
Accrued expenses	155,524
Net cash used in operating activities	(386,373)

Cash Flows from Investing Activities:
Investment of cash and marketable securities in Trust Account	(107,085,338)
Net cash used in investing activities	(107,085,338)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	103,169,760
Proceeds from sale of Private Placement Warrants	5,817,757
Proceeds from promissory note – related party	205,991
Repayment of promissory note – related party	(205,991)
Payment of offering costs	(549,086)
Net cash provided by financing activities	108,463,431

Net Change in Cash:	991,720
Cash - Beginning of period	-
Cash - End of period	991,720

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$100,057,362
Change in value of common stock subject to possible redemption	$(11,413,238)
Deferred underwriting fee payable	$3,395,389
Initial classification of derivative warrant liabilities	$8,452,978

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, however, the Company intends to concentrate its efforts to initially focus on identifying businesses within North America.

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

The Company’s sponsor is OTR Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement on Form S-1 for the Company’s Initial Public Offering was declared effective on November 17, 2020. On November 19, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered in the Initial Public Offering, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100.0 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. The underwriters' over-allotment option was partially exercised, resulting in the purchase of an additional 447,350 Units, resulting into incremental gross proceeds of approximately $4.5 million. On December 21, 2020, the underwriters waived their right to exercise the remaining over-allotment option.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.7 million. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757 (Note 5).

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Upon the closing of the Initial Public Offering and the Private Placement, an amount of $107.1 million ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. government securities, within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Company will have until 18 months from the closing of the Initial Public Offering, or May 19, 2022, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.25.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal to the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

As a result of the above, the Company is reclassifying its warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities. The table below summarizes the changes to the previously issued financial information.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Liabilities and Stockholders' Equity
Total Current Liabilities	$155,524	$-	$155,524
Deferred underwriting fee payable	3,395,389	-	3,395,389
Derivative warrant liabilities	-	11,224,383	11,224,383
Total Liabilities	3,550,913	11,224,383	14,775,296

Class A common stock subject to possible redemption (at approximately $10.25 per share)	99,868,507	(11,224,383)	88,644,124

Stockholders' Equity
Preferred stock, $0.0001 par value	-	-	-
Class A common stock, $0.0001 par value	89	109	198
Class B common stock, $0.0001 par value	262	-	262
Additional paid-in capital	5,199,184	3,081,147	8,280,331
Accumulated deficit	(199,534)	(3,081,256)	(3,280,790)
Total Stockholders' Equity	5,000,001	-	5,000,001
Total Liabilities and Stockholders' Equity	$108,419,421	$-	$108,419,421

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement (Continued)

	For the period from July 23, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$208,689	$-	$208,689
Other income (expense):
Interest income earned on marketable securities held in Trust Account	9,155	-	9,155
Fair value adjustment on derivative warrant liabilities	-	(2,771,405)	(2,771,405)
Offering costs associated with warrants recorded as liabilities	-	(309,851)	(309,851)
Total other income	9,155	(3,081,256)	(3,072,101)
Net loss	$(199,534)	$(3,081,256)	$(3,280,790)

Basic and diluted weighted average shares outstanding of Class A Common Stock	10,630,179	-	10,630,179
Basic and diluted net loss per share, Class A Common Stock	$0.00	$-	$0.00
Basic and diluted weighted average shares outstanding of Class B Common Stock	2,531,315	-	2,531,315
Basic and diluted net loss per share, Class B Common Stock	$(0.08)	$(1.22)	$(1.30)

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement (Continued)

	For the period from July 23, 2020 (inception) through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(199,534)	$(3,081,256)	$(3,280,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(9,155)	-	(9,155)
Change in fair value of derivative warrant liabilities	-	2,771,405	2,771,405
Offering costs associated with warrants recorded as liabilities	-	309,851	309,851
Net cash used in operating activities	(177,684)	-	(177,684)
Net cash used in investing activities	(107,085,338)	-	(107,085,338)
Net cash provided by financing activities	108,463,431	-	108,463,431
Net change in cash	$991,720	$-	$991,720

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$100,057,362	$(8,452,978)	$91,604,384
Change in value of common stock subject to possible redemption	$(188,855)	$(2,771,405)	$(2,960,260)
Deferred underwriting fee payable	$3,395,389	$-	$3,395,389
Initial classification of derivative warrant liabilities	$-	$8,452,978	$8,452,978

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement (Continued)

In addition, the impact to the balance sheet dated November 19, 2020, filed on Form 8-K on November 25, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an approximate $8.5 million increase to the derivative warrant liabilities line item at November 19, 2020 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

Balance at July 23, 2020 (Inception)	$-

Change in common stock subject to redemption:
Initial classification	100,057,362
Issuance of derivative warrant liabilities	(8,452,978)
Balance at November 19, 2020	$91,604,384

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.31 million is included in the offering costs associated with warrants recorded as liabilities in the statement of operations and approximately $8.5 million is included in the shareholders’ equity.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s statement of operations include a presentation of income per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the year ended December 31, 2020, basic and diluted for Class A shares of common stock, were calculated by dividing the gain on marketable securities, held in Trust Account, net of applicable taxes, of $9,155, by the weighted average number of 10,630,179 Class A shares of common stock outstanding for the period. Net loss per share for the year ended December 31, 2020, basic and diluted for Class B shares of common stock were calculated by dividing the net loss $3.3 million, less income attributable to Class A shares of common stock, by the weighted average number of 2,531,315 shares of Class B common stock outstanding for the period.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

As of December 31, 2020, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 5,223,675 Public Warrants (defined in Note 4) and the 5,817,757 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,447,350 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 447,350 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $104.5 million. Each Unit consists of one share of Class A common stock and one-half warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share the Company’s Class A common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5 – PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,817,757 Private Placement Warrants, including 167,757 Private Placement Warrants purchased in connection with the underwriters’ partial over-allotment option (each exercisable to purchase one share of Class A common stock at $11.50 per share) at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5.8 million.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

The Founder Shares included an aggregate of up to 375,000 Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On November 19, 2020, the underwriters partially exercised their over-allotment option. On December 21, 2020, the underwriters waived their right to exercise the remaining over-allotment option and the forfeiture of 263,162 Founder Shares. Forfeiture of 263,162 Founder Shares resulted in an aggregate of 2,611,838 Founders Shares issued and outstanding, so that the number of shares of Class B common stock collectively equaled 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 6 – RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

Founder Shares are subject to lock-up until the earlier of (A) one year after the completion of the Company’s Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period 150 days after an initial Business Combination, the Founder Shares will be released.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company pays the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended December 31, 2020, the Company incurred $20,000 for these services, of which such amount is included in the operating costs on accompanying statement of operations.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The underwriters were paid an underwriting discount of $0.125 per unit, or $1.3 million in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.325 per unit, or $3.4 million in the aggregate which will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement entered into in connection with the Initial Public Offering.

Representative’s Common Stock

The Company issued to the underwriters from the Initial Public Offering, 182,289 shares of Class A common stock upon the consummation of the Initial Public Offering. The underwriters agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, the underwriters have agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering. Based on the Initial Public Offering price of $10.00 per Unit, the fair value of the 182,289 shares of Class A common stock was $1.8 million, which was an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity upon the completion of the Initial Public Offering.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 – COMMITMENTS AND CONTINGENCIES (Continued)

Representative’s Common Stock (Continued)

The shares received by the underwriters described immediately above have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement on Form S-1 filed with the SEC in connection with the Initial Public Offering (the “Registration Statement”) pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Registration Statement of except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per preferred share. As of December 31, 2020, there are no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 10,630,179 shares of Class A common stock issued or outstanding, including 8,648,207 shares of Class A common stock that are subject to possible redemption at the option of the holders which accordingly are classified as temporary equity in the accompanying balance sheet.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2020 there were 2,611,838 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock, voting together as a single class, for the election of directors on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination. In addition, the calculation mentioned above will be subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like. In no event will the Class B common stock convert into Class A common stock at a rate of less than one to one.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9 – DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company has 5,223,675 and 5,817,757 Public Warrants and Private Placement Warrants, respectively, outstanding.

Public Warrants

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 —once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

In addition, if (x) the Company issues additional shares of common stock or equity- linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above in this section will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Private Warrants

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10 – INCOME TAX

The income tax provision consists of the following:

December 31,
2020
Federal
Deferred	40,502

State
Deferred	6,666
Change in valuation allowance	(47,168)
Income tax provision	$-

The Company’s net deferred tax assets are as follows:

December 31,
2020

Deferred tax asset	47,168
Valuation allowance	(47,168)
Deferred tax asset, net of allowance	$-

As of December 31, 2020, the Company has a $79,419 U.S. federal and state net operating loss carryover available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2020, the change in the valuation allowance was $47,168.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the period ended December 31, 2020 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	3.52%
Change in fair value of the derivative warrant liabilities	(17.70)%
Offering costs	(2.00)%
Change in valuation allowance	(4.82)%
Income tax provision benefit	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since November 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from decrease in the fair value of liabilities of $2.8 million presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$106,966,830	$-	$-
Cash equivalents - money market funds	127,663	-	-
	$107,094,493	$-	$-

Liabilities:
Derivative warrant liabilities - Public	$-	$-	$5,284,490
Derivative warrant liabilities - Private	-	-	5,939,893
	$-	$-	$11,224,383

OTR ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 11 – FAIR VALUE MEASUREMENTS (Continued)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between Levels 1, 2 or 3 during the period ended December 31, 2020.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	Initial Measurement
Exercise Price	$11.50	$11.50
Stock Price	10.30	9.63
Volatility	15.1%	15.2%
Probability of completing a Business Combination	88.3%	88.3%
Term (in years)	5.88	6.00
Risk-free rate	0.49%	0.51%

The change in the fair value of the derivative warrant liabilities for the period ended December 31, 2020 is summarized as follows:

	Private Placement Warrants	Public Placement Warrants	Total Derivative Warrant Liabilities
Initial measurement on November 19, 2020	$4,548,871	$3,904,107	$8,452,978
Change in fair value recognized in earnings	1,391,022	1,380,383	2,771,405
Fair value as of December 31, 2020	$5,939,893	$5,284,490	$11,224,383

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions in Note 2 (Restatement of Previously Issued Financial Statements) that occurred after the balance sheet date up to the date financial statements were issued. Other than as described herein, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTR ACQUISITION CORP.

By:	/s/ Nicholas J. Singer
Name: Nicholas J. Singer
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Douglas B Anderson
Name: Douglas B. Anderson
Title: Chief Financial Officer (Principal Financial Officer)

Date: May 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Nicholas J. Singer	Chief Executive Officer (Principal Executive Officer)	May 17, 2021
Nicholas J. Singer

/s/ Douglas B. Anderson	Chief Financial Officer (Principal Financial and Accounting Officer)	May 17, 2021
Douglas B. Anderson

/s/ Glenn E. Gray	Director	May 17, 2021
Glenn E. Gray

/s/ David W. Neithardt	Director	May 17, 2021
David W. Neithardt

/s/ Nadav Besner	Director	May 17, 2021
Nadav Besner