Form 10-Q
period 2021-03-31
OTR Acquisition Corp.
filed 2021-05-25
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, 10,630,179 Class A common stock, par value $0.0001 per share, and 2,611,838 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OTR ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

Item I. Financial Statements

OTR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$686,858	$991,720
Prepaid expenses	269,807	333,208
Total Current Assets	956,665	1,324,928

Cash and marketable securities held in Trust Account	107,125,526	107,094,493
Total Assets	$108,082,191	$108,419,421

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$25,000	$155,524
Total Current Liabilities	25,000	155,524

Deferred underwriting fee payable	3,395,389	3,395,389
Derivative warrant liabilities	6,770,089	11,224,383
Total Liabilities	10,190,478	14,775,296

Commitments and Contingencies

Class A common stock subject to possible redemption; 9,062,606 and 8,648,207 shares at approximately $10.25 per share redemption value at March 31, 2021 and December 31, 2020, respectively	92,891,712	88,644,124
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,567,573 and 1,981,972 issued and outstanding (excluding 9,062,606 and 8,648,207 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	157	198
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding	262	262
Additional paid-in capital	4,032,784	8,280,331
Accumulated earnings (deficit)	966,798	(3,280,790)
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$108,082,191	$108,419,421

The accompanying notes are an integral part of the condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2021

Operating costs	$237,739
Loss from operations	(237,739)
Other income (expense):
Interest earned on marketable securities held in Trust Account	31,033
Change in fair value of derivative warrant liabilities	4,454,294
Net income	$4,247,588

Basic and diluted weighted average shares outstanding of Class A Common Stock	10,630,179
Basic and diluted net income per share, Class A Common Stock	$0.00

Basic and diluted weighted average shares outstanding of Class B Common Stock	2,611,838
Basic and diluted net income per share, Class B Common Stock	$1.61

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2021

	Common Stock
	Class A		Class B		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Equity
Balance - December 31, 2020	1,981,972	$198	2,611,838	$262	$8,280,331	$(3,280,790)	$5,000,001
Change in value of Class A common stock subject to possible redemption	(414,399)	(41)	-	-	(4,247,547)	-	(4,247,588)
Net income	-	-	-	-	-	4,247,588	4,247,588
Balance - March 31, 2021	1,567,573	$157	2,611,838	$262	$4,032,784	$966,798	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$4,247,588
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(31,033)
Change in fair value of derivative warrant liabilities	(4,454,294)

Changes in operating assets and liabilities:
Prepaid expenses	63,401
Accrued expenses	(130,524)
Net cash used in operating activities	(304,862)

Net Change in Cash	(304,862)
Cash - Beginning of period	991,720
Cash - End of period	$686,858

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$4,247,588

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is OTR Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement on Form S-1 for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2020. On November 19, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered in the Initial Public Offering, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs (inclusive of the partial exercise of the underwriters’ over-allotment option on November 19, 2020) of approximately $7.1 million, including $1.3 million of underwriting discount and $3.4 million in deferred underwriting commissions (Note 6). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units, resulting in incremental gross proceeds of approximately $4.5 million. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

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

MARCH 31, 2021

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of its initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of its initial Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of an initial Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 480 “Distinguishing Liabilities from Equity.”

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

MARCH 31, 2021

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

The Company will have until May 19, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined in Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.25.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K, as amended, filed by the Company with the SEC on May 18, 2021.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents, outside of funds held in the Trust Account, as of March 31, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

Substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills as of March 31, 2021 and December 31, 2020.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase shares of Class A common stock in the calculation of diluted income per share, since the average market price of our Class A common stock for the three months ended March 31, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

The Company’s statement of operations includes a presentation of income per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three months ended March 31, 2021, basic and diluted for Class A shares of common stock, were calculated by dividing the gain on marketable securities, held in Trust Account, net of applicable taxes of $31,033 by the weighted average number of 10,630,179 Class A shares of common stock outstanding for the period. Net income per share for the three months ended March 31, 2021, basic and diluted for Class B shares of common stock were calculated by dividing the net income $4.3 million, less income attributable to Class A shares of common stock, by the weighted average number of 2,611,838 shares of Class B common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

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

As of March 31, 2021, the carrying values of cash, prepaid expenses and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

The 5,223,675 Public Warrants (defined in Note 3) and the 5,817,757 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Founder Shares

During the period from July 23, 2020 (inception) through March 31, 2021, the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

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

Founder Shares are subject to a lock-up until the earlier of (A) one year after the completion of the Company’s Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period 150 days after the initial Business Combination, the Founder Shares will be released from such lock-up.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, no Working Capital Loans were outstanding.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company pays the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended March 31, 2021, the Company incurred $30,000 for these services, of which such amount is included in the operating costs on accompanying statement of operations.

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to certain registration rights pursuant to a registration rights agreement entered into on November 17, 2020, which requires the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). Pursuant to such registration rights agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to any registration statements filed subsequent to the completion of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Underwriting Agreement (Continued)

The underwriters were entitled to an underwriting discount of $0.125 per unit, or $1.3 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), paid at the closing of the Initial Public Offering. In addition, $0.325 per unit, or $3.4 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

The shares received by the underwriters described immediately above have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement on Form S-1 filed with the SEC in connection with the Initial Public Offering (the “Registration Statement”) pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Registration Statement of except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

NOTE 7 ─ STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per preferred share. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 1,567,573 and 1,981,972 shares of common stock issued and outstanding, excluding 9,062,606 and 8,648,207 shares of common stock subject to possible redemption, respectively.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 7 ─ STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,611,838 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class for the election of directors on all other matters submitted to a vote of the Company’s stockholder, except as otherwise required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of an initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the closing of an initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an initial Business Combination. In addition, the calculation mentioned above will be subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like. In no event will the Class B common stock convert into Class A common stock at a rate of less than one to one.

NOTE 8 ─ DERIVATIVE WARRANT LIABILITIES

As of March 31, 2021, the Company has 5,223,675 and 5,817,757 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 8 ─ DERIVATIVE WARRANT LIABILITIES (Continued)

Public Warrants (Continued)

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

NOTE 9 ─ FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $106,997,860 in U.S. Treasury securities and $127,666 in money market funds. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since November 2020. For the period ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from decrease in the fair value of liabilities of $4.5 million presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities (Matures 05/20/2021)	$106,997,860	$-	$-
Cash equivalents - money market funds	127,666	-	-
	$107,125,526	$-	$-

Liabilities:
Derivative warrant liabilities - Public	$3,167,156	$-	$-
Derivative warrant liabilities - Private	-	-	3,602,933
	$3,167,156	$-	$3,602,933

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021 and the period ended December 31, 2020 other than, with respect to the year ended December 31, 2020, the transfer of Public Warrants from Level 3 to Level 1.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2021	As of December 31, 2020
Exercise Price	$11.50	$11.50
Stock Price	9.96	10.30
Volatility	11.0%	15.1%
Probability of completing a Business Combination	88.3%	88.3%
Term (in years)	5.64	5.88
Risk-free rate	1.07%	0.49%

The change in the fair value of the derivative warrant liabilities for the period ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$11,224,383
Change in fair value of derivative warrant liabilities	(4,454,294)
Derivative warrant liabilities at March 31, 2021	$6,770,089

NOTE 10 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward- looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K (as amended) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on July 23, 2020, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our Sponsor is OTR Acquisition Sponsor LLC (the “Sponsor”), a Delaware limited liability company. The registration statement for the initial public offering (“Initial Public Offering”) was declared effective on November 17, 2020. On November 19, 2020, we consummated our Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs (inclusive of the partial exercise of the underwriters’ over-allotment option on November 19, 2020) of approximately $7.1 million, inclusive of $1.3 million of underwriting discount and $3.4 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units (the “Over-Allotment Units”) to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 447,350 Units, resulting in the purchase of an additional 447,350 Units, resulting into incremental gross proceeds of approximately $4.5 million. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

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

In connection with the partial exercise of the underwriters' over-allotment option, our Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757.

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

Liquidity and Capital Resources

As of March 31, 2021, we had $686,858 in our operating bank account, and working capital of $931,665.

Our liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an initial Business Combination, Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) To date, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the quarter ended March 31, 2021, we had net income of $4,247,588.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.125 per unit, or $1.3 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), paid at the closing of the Initial Public Offering. $0.325 per unit, or $3.4 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Net Income Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common share is the same as basic net income per share of common stock for the period presented.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our chief executive officer and chief financial officer have concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 18, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 3, 2021, as amended by the 10-K/A filed with the SEC on May 18, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 3, 2021, as amended by the 10-K/A filed with the SEC on May 18, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2020, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-248093) filed on October 26, 2020, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of May 2021.

OTR ACQUISITION CORP.

By:	/s/ Nicholas J. Singer
Name:	Nicholas J. Singer
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Douglas B. Anderson
Name:	Douglas B. Anderson
Title:	Chief Financial Officer (Principal Financial Officer)

