Form 10-Q
period 2021-06-30
OTR Acquisition Corp.
filed 2021-08-03
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, 10,630,179 shares of Class A common stock, par value $0.0001 per share, and 2,611,838 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OTR ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

Item I. Financial Statements

OTR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$521,481	$991,720
Prepaid expenses	225,701	333,208
Total Current Assets	747,182	1,324,928

Cash and marketable securities held in Trust Account	107,093,122	107,094,493
Total Assets	$107,840,304	$108,419,421

Liabilities and Stockholders' Equity
Current Liabilities
Accrued expenses	$5,000	$155,524
Total Current Liabilities	5,000	155,524

Deferred underwriting fee payable	3,395,389	3,395,389
Derivative warrant liabilities	9,274,803	11,224,383
Total Liabilities	12,675,192	14,775,296

Commitments and Contingencies

Class A common stock subject to possible redemption; 8,796,596 and 8,648,207 shares at approximately $10.25 per share redemption value at June 30, 2021 and December 31, 2020, respectively	90,165,111	88,644,124
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,833,583 and 1,981,972 issued and outstanding (excluding 8,796,596 and 8,648,207 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	184	198
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding	262	262
Additional paid-in capital	6,759,358	8,280,331
Accumulated deficit	(1,759,803)	(3,280,790)
Total Stockholders' Equity	5,000,001	5,000,001
Total Liabilities and Stockholders' Equity	$107,840,304	$108,419,421

The accompanying notes are an integral part of the condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating costs	$224,893	$462,632
Loss from operations	(224,893)	(462,632)
Other income (expense):
Interest earned on marketable securities held in Trust Account	3,006	34,039
Change in fair value of derivative warrant liabilities	(2,504,714)	1,949,580
Net (loss) income	$(2,726,601)	$1,520,987

Basic and diluted weighted average shares outstanding of Class A Common Stock	10,630,179	10,630,179
Basic and diluted net income per share, Class A Common Stock	$0.00	$0.00

Basic and diluted weighted average shares outstanding of Class B Common Stock	2,611,838	2,611,838
Basic and diluted net (loss) income per share, Class B Common Stock	$(1.03)	$0.58

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2021

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Equity
Balance - December 31, 2020	1,981,972	$198	$2,611,838	$262	$8,280,331	$(3,280,790)	$5,000,001
Change in value of Class A common stock subject to possible redemption	(414,399)	(41)	—	—	(4,247,547)	—	(4,247,588)
Net income	—	—	—	—	—	4,247,588	4,247,588
Balance - March 31, 2021	1,567,573	157	2,611,838	262	4,032,784	966,798	5,000,001
Change in value of Class A common stock subject to possible redemption	266,010	27	—	—	2,726,574	—	2,726,601
Net loss	—	—	—	—	—	(2,726,601)	(2,726,601)
Balance - June 30, 2021	1,833,583	$184	2,611,838	$262	$6,759,358	$(1,759,803)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$1,520,987
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(34,039)
Change in fair value of derivative warrant liabilities	(1,949,580)

Changes in operating assets and liabilities:
Prepaid expenses	107,507
Accrued expenses	(150,524)
Net cash used in operating activities	(505,649)

Cash Flows from Investing Activities:
Transfer from Trust Account	35,410
Net cash used in investing activities	35,410

Net Change in Cash	(470,239)
Cash - Beginning of period	991,720
Cash - End of period	$521,481

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$1,520,987
Change in value of derivative warrant liabilities	$(1,949,580)

The accompanying notes are an integral part of the unaudited condensed financial statements.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is OTR Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2020. On November 19, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered thereby, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs (inclusive of the partial exercise of the underwriters’ over-allotment option on November 19, 2020) of approximately $7.1 million, including $1.3 million of underwriting discount and $3.4 million in deferred underwriting commissions (Note 6). The Company issued to the underwriters, 182,829 shares of Class A common stock ("Representative Shares") upon the consummation of the Initial Public Offering (see Note 6). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units, resulting in incremental gross proceeds of approximately $4.5 million. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

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

JUNE 30, 2021

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined in Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.25 per share.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

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

Going Concern

As of June 30, 2021, the Company had $521,481 in operating cash and working capital of $742,182.

The Company's liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction  costs in connection with an initial Business Combination, Sponsor, an affiliate of the Sponsor, or certain of the Company's officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2022.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination  of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents, outside of funds held in the Trust Account, as of June 30, 2021 or December 31, 2020.

Marketable Securities Held in Trust Account

Substantially all of the assets held in the Trust Account were held in mutual funds as of June 30, 2021 and December 31, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company had not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the full over-allotment option) and Private Placement to purchase shares of Class A common stock in the calculation of diluted income per share, since the average market price of our Class A common stock for the three and six months ended June 30, 2021, was below the Warrants’ $11.50 exercise price. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share of Common Stock (Continued)

The Company’s statements of operations includes a presentation of income per share of common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share for the three and six months ended June 30, 2021, basic and diluted for Class A shares of common stock, was calculated by dividing the interest earned on marketable securities, held in Trust Account, net of applicable taxes by the weighted average number of 10,630,179 Class A shares of common stock outstanding for the period. Net income per share for the three and six months ended June 30, 2021, basic and diluted for Class B shares of common stock was calculated by dividing the net income, less income attributable to Class A shares of common stock, by the weighted average number of 2,611,838 shares of Class B common stock outstanding for the period.

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
Interest earned on marketable securities held in Trust Account	$3,006	$34,039
Expenses available to be paid with interest income from Trust	(35,410)	(35,410)
Net loss available to holders of Class A common stock	(32,404)	(1,371)

Net (loss) income	(2,726,601)	1,520,987
Add back: Loss attributable to Class A common stock	32,404	1,371
Net loss attributable to holders of Class B common stock	$(2,694,197)	$1,522,358

Weighted average shares outstanding of Class A common stock	10,630,179	10,630,179
Basic and diluted net income per share, Class A	$(0.00)	$(0.00)
Weighted average shares outstanding of Class B common stock	2,611,838	2,611,838
Basic and diluted net (loss) income per share, Class B	$(1.03)	$0.58

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the carrying values of cash, prepaid expenses and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in mutual funds. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

Public Warrants (defined in Note 3) and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants (see Note 8).

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

There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

NOTE 4 ─ PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,817,757 Private Placement Warrants, including 167,757 Private Placement Warrants purchased in connection with the underwriters’ partial over - allotment option (each exercisable to purchase one share of Class A common stock at $11.50 per share) at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.8 million.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Founder Shares

On July 23, 2020 (inception), the Sponsor purchased 7,187,500 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000.

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

Founder Shares are subject to a lock-up until the earlier of (A) one year after the completion of the Company’s Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 - trading day period 150 days after the initial Business Combination, the Founder Shares will be released from such lock-up.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Promissory Note – Related Party

On July 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could have borrowed up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The total outstanding balance was paid in full on November 19, 2020, and the facility is no longer available to the Company.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company pays the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period ended June 30, 2021, the Company incurred and paid $60,000 for these services, of which such amount is included in the operating costs on accompanying statements of operations.

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

JUNE 30, 2021

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

The underwriters were entitled to an underwriting discount of $0.125 per unit, or $1.3 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), paid at the closing of the Initial Public Offering. $0.325 per unit, or $3.4 million in the aggregate (reflecting the partial exercise by the underwriters of their over-allotment option), will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Representative’s Common Stock

The Company issued to the underwriters, 182,829 shares of Class A common stock upon the consummation of the Initial Public Offering. The underwriters agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, the underwriters have agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering. Based on the Initial Public Offering price of $10.00 per Unit, the fair value of the 182,829 shares of Class A common stock was $1.8 million, which was an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity upon the completion of the Initial Public Offering.

The shares received by the underwriters described immediately above have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the on Form S-1 filed with the SEC in connection with the Initial Public Offering (the “Registration Statement”) pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Registration Statement  except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

NOTE 7 ─ STOCKHOLDERS’ EQUITY

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per preferred share. At June 30, 2021 and December 31, 2020, there were no shares of  preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 1,833,583 and 1,981,972 shares of common stock issued and outstanding, excluding 8,796,596 and 8,648,207 shares of common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,611,838 shares of Class B common stock issued and outstanding.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 8 ─ DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021, the Company has 5,223,675 and 5,817,757 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 —once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30- trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since November 2020. For the period ended June 30, 2021, the Company recognized a gain to the statements of operations resulting from decrease in the fair value of liabilities of $1.9 million presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$106,996,830	$—	$—
Cash equivalents - money market funds	127,663	—	—
	$107,124,493	$—	$—

Liabilities:
Derivative warrant liabilities - Public	$—	$—	$5,284,490
Derivative warrant liabilities - Private	—	—	5,939,893
	$—	$—	$11,224,383

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

		Significant
	Quoted Prices	Other	Significant
	in Active	Observable	Other
	Markets	Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual Funds	$107,093,122	$—	$—
	$107,093,122	$—	$—

Liabilities:
Derivative warrant liabilities - Public	$4,387,887	$—	$—
Derivative warrant liabilities - Private	—	—	4,886,916
	$4,387,887	$—	$4,886,916

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2021 and the period ended December 31, 2020 other than, with respect to the year ended December 31, 2020, the transfer of Public Warrants from Level 3 to Level 1.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Exercise Price	$11.50	$11.50
Stock Price	10.04	10.30
Volatility	12.1%	15.1%
Probability of completing a Business Combination	90.0%	88.3%
Term (in years)	5.75	5.88
Risk-free rate	0.99%	0.49%

The change in the fair value of the derivative warrant liabilities for the period ended June 30, 2021 is summarized as follows:

Level 3:
Derivative warrant liabilities at December 31, 2020	$5,939,893
Change in fair value of derivative warrant liabilities	(1,052,977)
Derivative warrant liabilities at June 30, 2021	$4,886,916

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

In connection with the partial exercise of the underwriters’ over-allotment option, our Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757.

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

Liquidity and Capital Resources

As of June 30, 2021, we had $521,481 in our operating bank account, and working capital of $742,182.

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

In connection with the Company’s assessment of going concern consideration in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2022.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the six months ended June 30, 2021, we had net income of approximately $1.52 million which consisted of approximately $0.46 million operating costs, approximately $1.95 million of change in fair value of derivatives warrant liabilities and $34,039 of interest income.

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

Critical Accounting Policies

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants , to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common share is the same as basic net income per share of common stock for the period presented.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 18, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company's management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of August 2021.

OTR ACQUISITION CORP.

By:	/s/ Nicholas J. Singer
Name:	Nicholas J. Singer
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Douglas B. Anderson
Name:	Douglas B. Anderson
Title:	Chief Financial Officer (Principal Financial Officer)