Form 10-Q
period 2021-09-30
OTR Acquisition Corp.
filed 2021-11-08
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, 10,630,179 shares of Class A common stock, par value $0.0001 per share, and 2,611,838 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

OTR ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Revised)	2

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from July 23, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 (Unaudited) and for the period from July 23, 2020 (inception) through September 30, 2020	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from July 23, 2020 (inception) through September 30, 2020	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Part III. Signature		27

Item 1. Financial Statements

OTR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
Assets
Cash	$450,559	$991,720
Prepaid expenses	140,891	333,208
Total Current Assets	591,450	1,324,928

Cash and marketable securities held in Trust Account	107,086,751	107,094,493
Total Assets	$107,678,201	$108,419,421

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$1,471	$155,524
Total Current Liabilities	1,471	155,524

Deferred underwriting fee payable	3,395,389	3,395,389
Derivative warrant liabilities	5,888,962	11,224,383
Total Liabilities	9,285,822	14,775,296

Commitments and Contingencies

Class A common stock subject to possible redemption; 10,447,350 shares issued and outstanding at September 30, 2021 and December 31, 2020 (at approximately $10.25 per share)	107,085,338	107,085,338
Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 182,829 shares issued and outstanding (excluding 10,447,350 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	18	18
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding at September 30, 2021 and December 31, 2020	262	262
Additional paid-in capital	—	—
Accumulated deficit	(8,693,239)	(13,441,493)
Total Stockholders' Deficit	(8,692,959)	(13,441,213)
Total Liabilities and Stockholders' Deficit	$107,678,201	$108,419,421

The accompanying notes are an integral part of these condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the period from
			July 23, 2020
	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
Operating costs	$159,952	$622,584	$10,679
Loss from operations	$(159,952)	$(622,584)	$(10,679)
Other income:
Interest earned on cash and marketable securities held in Trust Account	1,378	35,417	—
Change in fair value of derivative warrant liabilities	3,385,841	5,335,421	—
Net income / (loss)	$3,227,267	$4,748,254	$(10,679)

Basic and diluted weighted average shares outstanding of Class A common stock	10,630,179	10,630,179	—
Basic and diluted net income per share, Class A common stock	$0.24	$0.36	$—

Basic and diluted weighted average shares outstanding of Class B common stock	2,611,838	2,611,838	2,611,838
Basic and diluted net income / (loss) per share, Class B common stock	$0.24	$0.36	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Deficit
Balance - January 1, 2021	182,829	$18	2,611,838	$262		$(13,441,493)	$(13,441,213)
Net income	—	—	—	—	—	4,247,588	4,247,588
Balance - March 31, 2021	182,829	18	2,611,838	262	—	(9,193,905)	(9,193,625)
Net loss	—	—	—	—	—	(2,726,601)	(2,726,601)
Balance - June 30, 2021	182,829	18	2,611,838	262	—	(11,920,506)	(11,920,226)
Net income	—	—	—	—	—	3,227,267	3,227,267
Balance - September 30, 2021	182,829	$18	2,611,838	$262	$—	$(8,693,239)	$(8,692,959)

For the period from July 23, 2020 (inception) through September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - July 23, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(10,679)	(10,679)
Balance - September 30, 2020	—	$—	2,875,000	$288	$24,712	$(10,679)	$14,321

The accompanying notes are an integral part of these unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
	For the nine months	July 23, 2020
	ended	(inception) through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income / (loss)	$4,748,254	$(10,679)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(35,417)	—
Change in fair value of derivative warrant liabilities	(5,335,421)	—

Changes in operating assets and liabilities:
Prepaid expenses	192,317	—
Accrued expenses	(154,053)	8,500
Net cash used in operating activities	(584,320)	(2,179)

Cash Flows from Investing Activities:
Transfer from Trust Account	43,159	—
Net cash provided by investing activities	43,159	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from issuance of note payable to Sponsor	—	185,701
Deferred offering costs paid	—	(183,522)
Net cash provided by financing activities	—	27,179

Net Change in Cash	(541,161)	25,000
Cash - Beginning of period	991,720	—
Cash - End of period	$450,559	$25,000

Non-cash investing and financing activities:
Deferred offering costs paid through promissory note - related party	$—	$183,522
Formation costs paid through promissory note - related party	$—	$2,179

The accompanying notes are an integral part of these unaudited condensed financial statements.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is OTR Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2020. On November 19, 2020, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered thereby, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100.0 million, and incurring offering costs (inclusive of the partial exercise of the underwriters’ over-allotment option on November 19, 2020) of approximately $7.1 million, including $1.3 million of underwriting discount and $3.4 million in deferred underwriting commissions (see Note 7). The Company issued to the underwriters, 182,829 shares of Class A common stock ("Representative Shares") upon the consummation of the Initial Public Offering (see Note 7). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On November 19, 2020, the underwriters partially exercised their over-allotment option resulting in the purchase of an additional 447,350 Units, resulting in incremental gross proceeds of approximately $4.5 million. The underwriters waived their right to exercise the remaining over-allotment option on December 21, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.7 million. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $167,757 (see Note 5).

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

SEPTEMBER 30, 2021

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of its initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of its initial Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of an initial Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC Topic 480, “Distinguishing Liabilities from Equity.”

The Company will only proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares are voted in favor of the initial Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing an initial Business Combination. If, however, stockholder approval of the initial Business Combination  is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the SEC’s proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with an initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased by the Sponsor during or after the Initial Public Offering in favor of approving the initial Business Combination. Additionally, each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

SEPTEMBER 30, 2021

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

The Company will have until May 19, 2022, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares (as defined in Note 6) if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.25 per share.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 ─ REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The Company has revised its financial statements to classify all Class A common stock as temporary equity and to record accretion on the shares of Class A common stock.

Impact of the Revision

The impact of the revision on the balance sheet at December 31, 2020 is presented below. The revision had no impact on net cash flows from operating and investing activities. The table below summarizes the changes to the previously issued financial information.

	As of December 31, 2020
	As Previously	Revision
	Reported	Adjustment	As Revised
BALANCE SHEET
Class A common stock subject to possible redemption (at approximately $10.25 per share)	$88,644,124	$18,441,214	$107,085,338
Stockholders' equity (deficit)
Class A common stock, $0.0001 par value	198	(180)	18
Additional paid-in capital	8,280,331	(8,280,331)	—
Accumulated deficit	(3,280,790)	(10,160,703)	(13,441,493)
Total stockholders’ equity/(deficit)	$4,999,739	$(18,441,214)	$(13,441,475)

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021, or any future period.

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

Going Concern

As of September 30, 2021, the Company had $0.45 million in operating cash and working capital of $0.59 million.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (Continued)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents, outside of funds held in the Trust Account, as of December 31, 2020. As of September 30, 2021, the Company did not have any cash equivalents.

Marketable Securities Held in Trust Account

As of September 30, 2021, the Company had $107.08 million of assets held in Trust Account held in mutual funds. As of December 31, 2020, $0.13 million of the assets held in the Trust Account were held in money market funds, and $106.96 million were held in government securities.

Common Stock Subject to Possible Redemption

All of the 10,447,350 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption (Continued)

As of September 30, 2021 and December 31, 2020, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$104,473,500

Less:
Proceeds allocated to public warrants	(3,904,107)
Class A shares issuance costs	(4,940,543)
Plus:
Accretion of carrying value to redemption value	11,456,488

Class A common stock subject to possible redemption	$107,085,338

Net Income Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common stock is computed by dividing the pro rata net loss between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 11,041,432 shares of Class A common stock in the aggregate.

					For the Period from July
	For the Nine Months Ended		For the Three Months Ended		23, 2020 (inception) through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$3,811,715	$936,539	$2,590,725	$636,542	$—	$(10,679)

Denominator:
Weighted-average shares outstanding	10,630,179	2,611,838	10,630,179	2,611,838	—	2,611,838
Basic and diluted net income/(loss) per share	$0.36	$0.36	$0.24	$0.24	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of September 30, 2021, the carrying values of cash, prepaid expenses and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in mutual funds. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

Public Warrants (defined in Note 4) and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, subsequent to separate trading (see Note 9).

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no unrecognized tax benefits as of September 30, 2021, and December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity' Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity' Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

NOTE 4 ─ INITIAL PUBLIC OFFERING

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

NOTE 5 ─ PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,817,757 Private Placement Warrants, including 167,757 Private Placement Warrants purchased in connection with the underwriters’ partial over-allotment option (each exercisable to purchase one share of Class A common stock at $11.50 per share) at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of approximately $5.8 million.

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

SEPTEMBER 30, 2021

NOTE 6 ─ RELATED PARTY TRANSACTIONS

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

Promissory Note – Related Party

On July 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could have borrowed up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2020, or the consummation of the Initial Public Offering. The total outstanding balance was paid in full on November 19, 2020, and the facility is no longer available to the Company.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

Administrative Support Agreement

Commencing on the date of the listing of the Company's securities on Nasdaq in connection with the Initial Public Offering, the Company pays the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company paid $30,000 and $90,000, respectively. For the year ended December 31, 2020, there were no fees outstanding.

NOTE 7 ─ COMMITMENTS AND CONTINGENCIES

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 7 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Representative’s Common Stock

The Company issued to the underwriters, 182,829 shares of Class A common stock upon the consummation of the Initial Public Offering. The underwriters agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, the underwriters have agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering. Based on the Initial Public Offering price of $10.00 per Unit, the fair value of the 182,829 shares of Class A common stock was $1.8 million, which was an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ deficit upon the completion of the Initial Public Offering.

The shares received by the underwriters described immediately above have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the Form S-1 filed with the SEC in connection with the Initial Public Offering (the “Registration Statement”) pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the Registration Statement  except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

NOTE 8 ─ STOCKHOLDERS’ DEFICIT

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per preferred share. At September 30, 2021 and December 31, 2020, there were no shares of  preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 182,829 shares of common stock issued and outstanding, which are non-redeemable. This number excludes 10,447,350 shares of common stock subject to possible redemption, amounting to $107.09 million, that were issued as part of the Units sold at the Initial Public Offering.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 2,611,838 shares of Class B common stock issued and outstanding.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 9 ─ DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021 and December 31, 2020, the Company has 5,223,675 and 5,817,757 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 10 ─ FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since November 2020 when the shares begun to trade separately. For the three and nine months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from decrease in the fair value of liabilities of $3.39 million and $5.34 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$106,966,830	$—	$—
	$106,966,830	$—	$—

Liabilities:
Derivative warrant liabilities - Public	$—	$—	$5,284,490
Derivative warrant liabilities - Private	—	—	5,939,893
	$—	$—	$11,224,383

As of December 31, 2020, there was $127,663 of cash held in the trust account.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$107,086,751	$—	$—
	$107,086,751	$—	$—

Liabilities:
Derivative warrant liabilities - Public	$2,775,070	$—	$—
Derivative warrant liabilities - Private	—	—	3,113,892
	$2,775,070	$—	$3,113,892

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 10 ─ FAIR VALUE MEASUREMENTS (Continued)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. Public Warrants were transferred from Level 3 to Level 1 for the nine months ended September 30, 2021. With respect to the year ended December 31, 2020, there were no transfers between levels.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 30, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	10.06	10.30
Volatility	8.8%	15.1%
Probability of completing a Business Combination	90.0%	88.3%
Term (in years)	5.63	5.88
Risk-free rate	1.08%	0.49%

The change in the fair value of the derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$11,224,383
Change in fair value of derivative warrant liabilities	(1,431,314)
Transfer of Public Warrans to Level 1 measurements	(3,904,107)
Derivative warrant liabilities at September 30, 2021	$5,888,962

NOTE 11 ─ SUBSEQUENT EVENTS

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

In connection with the partial exercise of the underwriters’ over-allotment option, our Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $0.17 million.

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

Liquidity and Capital Resources

As of September 30, 2021, we had $0.45 million in our operating bank account, and working capital of $0.59 million.

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

Results of Operations

Our entire activity from inception up to September 30, 2021 was in preparation for our Initial Public Offering and subsequent to our Initial Public Offering, the search for a business combination target company. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of $3.23 million, which consisted of $0.16 million of operating costs, $3.39 million of change in fair value of derivative warrant liabilities and $1,378 of interest income.

For the nine months ended September 30, 2021, we had net income of $4.75 million, which consisted of $0.62 million of operating costs, $5.34 million of change in fair value of derivative warrant liabilities and $35,417 of interest income.

For the period from July 23, 2020 (inception) through September 30, 2020, we had a net less of $10,679, which consisted of formation costs.

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

Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. A portion of the deferred offering costs was expensed and the remaining was charged to stockholders’ equity upon the completion of the Initial Public Offering in November 2020.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds form Registered Securities

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November 2021.

OTR ACQUISITION CORP.

By:	/s/ Nicholas J. Singer
Name:	Nicholas J. Singer
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Douglas B. Anderson
Name:	Douglas B. Anderson
Title:	Chief Financial Officer (Principal Financial Officer)