Form 10-K/A
period 2020-12-31
OTR Acquisition Corp.
filed 2021-12-13
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to OTR Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on 10-K/A of OTR Acquisition Corp. as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 18, 2021 (the “Amendment No. 1”), which amended the Annual Report on Form 10-K of the Company as of and for the fiscal period ended December 31, 2020, as filed with the SEC on March 3, 2021 (the "Original Filing").

In this Amendment No. 2 to the Annual Report on Form 10-K of the Company for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of November 19, 2020, and (ii) the audited financial statements as previously revised in the 2020 Form 10-K/A No. 1.

The Company has re-evaluated our application of ASC 480-10-S99-3A to its accounting and classification of the Class A common stock, par value, par value $0.0001 (the "Public Shares"), issued as part of the units sold in the Initial Public Offering on November 19, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Pursuant to such re-evaluation, the Company's management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Company's amended and restated certificate of incorporation. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of common stock. This presentation contemplates a an initial business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

The Company's previously filed financial statements that contained the error were initially reported in the Company's Form 8-K filed with the SEC on November 25, 2020 and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 18, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Periods”). Therefore, on November 30, 2021, the management and the Company's Audit Committee concluded that the previously issued (i) audited balance sheet as of November 19, 2020, and the (ii) audited financial statements as previously revised in the Amendment No. 1 should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

The management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

The Company has not amended its previously filed balance sheet, dated November 19, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

We are filing this Amendment No. 2 to amend and restate the Amendment No. 1 with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part III. Item 10. Directors, Executive Officers and Corporate Governance

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in Amendment No. 1 is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to Amendment No. 1. This Amendment No. 2 continues to describe the conditions as of the date of Amendment No. 1 and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with Amendment No. 1 and the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

Each unit contains one-half of one Public Warrant. Pursuant to the warrant agreement, no fractional Public Warrants will be issued upon separation of the units, and only whole Public Warrants will trade. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the Public Warrants upon completion of a business combination since the Public Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole Public Warrants to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

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

As described elsewhere in Amendment No. 1 and elsewhere in this Amendment No. 2 to the Annual Report, we have identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company that were issued in connection with our Initial Public Offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our Class A common stock subject to redemption and derivative warrant liabilities, change in fair value of derivative warrant liabilities, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our interpretation and accounting for certain complex features of the Class A common stock and warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertaintiess.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment No. 2 including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Amendment No. 2, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment No. 2. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 "Distinguishing Liabilities from Equity." Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders' equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 10,447,350 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders' equity section of the balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net loss per share of common stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASS ASC Topic 260, "Earnings Per Share." Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in Amendment No. 1 or this Amendment No. 2 had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 19, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”) in which the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent registered public accounting firm, we previously concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Public Shares issued by the Company was not effectively designed or maintained resulting in the misclassification of the Public Shares as permanent equity instead of temporary equity and changes to the Company's net income (loss) per share calculations that have been restated within this Amendment No. 2. The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Public Shares

Solely as a result of the foregoing and the resultant restatement of our financial statements, we have identified a material weaknesses in our internal control over financial reporting. We continue to evaluate steps to remediate the material weakness. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications in order to solicit enhanced analysis from such personnel and third parties. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, we had remediated the material weakness with respect to the classification of our warrants. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Restatement of Previously Issued Financial Statements

On May 18, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company's warrants as described in the Explanatory Note to Amendment No. 1. Subsequently, we identified an error related to the accounting for our common stock subject to possible redemption and an error related to the calculation of earnings per share as described in the Explanatory Note to this Amendment No. 2. The change in accounting related to the errors did not have any impact on the Company's cash, investments held in trust account, or total cash flows from operations for any of the periods referred to above.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Nicholas J. Singer	42	Chairman and Chief Executive Officer
Douglas B. Anderson	52	Chief Financial Officer and Director
David Neithardt	52	Director
Glenn Gray	67	Director
Nadav Besner	42	Director
Amir Rozwadoski	43	Director

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

Mr. Rozwadowski has served as one of our directors since July 30, 2021. Mr. Rozwadowski is the Senior Vice President of Finance and Investor Relations for AT&T since June 2020, in which role he is responsible for designing and leading the company’s investor relations strategy across the portfolio of AT&T’s operations. Prior to this position, Mr. Rozwadowski worked as a Partner at Softbank Investment Advisors and Softbank Group Corp. from January 2019 to June 2020. Previously, he also served as a Managing Director and Senior Equity Research Analyst at Barclays from 2009 to 2018. Mr. Rozwadowski presently serves on the Board of Directors of Virtual Health Partners, a position he has held since December 2020. Mr. Rozwadowski graduated from the University of Pennsylvania in 2000 with a Bachelor of Arts in Economics and International Relations.

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

The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of Amendment No. 2. See the Index to Financial Statements.

2.	Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (filed as exhibit 3.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
3.2	Bylaws (incorporated by reference to exhibit 3.3 of the Form S-1 filed August 17, 2020)
4.1	Warrant Agreement, dated November 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (filed as exhibit 4.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Annual Report on Form 10-K, filed with the SEC on March 3, 2021)
10.1	Investment Management Trust Agreement, dated November 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (filed as exhibit 10.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.2	Form of Registration Rights Agreement among the Registrant and certain security holders (filed as exhibit 10.2 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.3	Letter Agreement, dated November 17, 2020, by and among the Company, OTR Acquisition Sponsor LLC and each of the officers and directors of the Company (filed as exhibit 10.3 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.4	Form of Indemnity Agreement (incorporated by reference to exhibit 10.7 of the Form S-1/A filed September 28, 2020)
10.5	Administrative Services Agreement, dated November 17, 2020, by and between the Company and Purchase Capital LLC (filed as exhibit 10.5 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
10.6	Private Placement Warrants Purchase Agreement, dated November 17, 2020, by and between the Company and OTR Acquisition Sponsor LLC (filed as exhibit 10.4 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
14	Code of Ethics (incorporated by reference to exhibit 14 of the Form S-1/A filed September 28, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002 (as restated)
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (as restated)
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as restated)
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as restated)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

OTR ACQUISITION CORP.
FOR THE PERIOD ENDED DECEMBER 31, 2020

Table of Contents
ITEM 8. FINANCIAL INFORMATION	Page

Report of Independent Registered Public Accounting Firm (As Restated)	F-2

Financial Statements

Balance Sheet as of December 31, 2020 (As Restated)	F-3

Statement of Operations for the period from July 23, 2020 (inception) through December 31, 2020 (As Restated)	F-4

Statement of Changes in Stockholders’ Deficit for the period from July 23, 2020 (inception) through December 31, 2020 (As Restated)	F-5

Statement of Cash Flows for the period from July 23, 2020 (inception) through December 31, 2020 (As Restated)	F-6

Notes to the Financial Statements	F-7

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

New York, New York

May 17, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 13, 2021

OTR ACQUISITION CORP.

BALANCE SHEET

AS RESTATED (SEE NOTE 2)

DECEMBER 31, 2020

Assets
Cash	$991,720
Prepaid expenses	333,208
Total Current Assets	1,324,928

Cash and marketable securities held in Trust Account	107,094,493
Total Assets	$108,419,421

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$155,524
Total Current Liabilities	155,524

Deferred underwriting fee payable	3,395,389
Derivative warrant liabilities	11,224,383
Total Liabilities	14,775,296

Commitments and Contingencies

Class A common stock subject to possible redemption; 10,447,350 shares (at approximately $10.25 per share)	107,085,338

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 182,829 issued and outstanding (excluding 10,447,350 shares subject to possible redemption)	18
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding	262
Additional paid-in capital	-
Accumulated deficit	(13,441,493)
Total Stockholders' Deficit	(13,441,213)
Total Liabilities and Stockholders' Deficit	$108,419,421

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF OPERATIONS

AS RESTATED (SEE NOTE 2)

FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating costs	$208,689
Loss from operations	(208,689)
Other income (expense):
Interest income earned on marketable securities held in Trust Account	9,155
Change in fair value of derivative warrant liabilities	(2,771,405)
Offering costs associated with warrants recorded as liabilities	(309,851)
Net loss	$(3,280,790)

Basic and diluted weighted average redeemable Class A common stock outstanding	2,725,396
Basic and diluted net loss per redeemable Class A common stock	$(0.61)
Basic and diluted weighted average non-redeemable common stock outstanding(1)	2,659,533
Basic and diluted net loss per non-redeemable common stock	$(0.61)

(1) For the period from July 23, 2020 (inception) through December 31, 2020, the basic and diluted weighted average non-redeemable common stock outstanding consisted of 47,695 shares of Class A common stock and 2,611,838 shares of Class B common stock.

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

AS RESTATED (SEE NOTE 2)

FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - July 23, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Formation cost adjustment	-	-	-	-	2,179	-	2,179
Excess of cash received from private placement warrants	-	-	-	-	1,268,886	-	1,268,886
Issuance of Representative Shares	182,829	18	-	-	(18)	-	-
Forfeiture of Class B common stock	-	-	(263,162)	(26)	26	-	-
Accretion for Class A common stock to redemption amount	-	-	-	-	(1,295,785)	(10,160,703)	(11,456,488)
Net loss	-	-	-	-	-	(3,280,790)	(3,280,790)
Balance - December 31, 2020	182,829	$18	2,611,838	$262	$-	$(13,441,493)	$(13,441,213)

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENT OF CASH FLOWS

AS RESTATED (SEE NOTE 2)

FOR THE PERIOD FROM JULY 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(3,280,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(9,155)
Change in fair value of derivative warrant liabilities	2,771,405
Offering costs associated with warrants recorded as liabilities	309,851

Changes in operating assets and liabilities:
Prepaid expenses	(333,208)
Accrued expenses	155,524
Net cash used in operating activities	(386,373)

Cash Flows from Investing Activities:
Investment of cash and marketable securities in Trust Account	(107,085,338)
Net cash used in investing activities	(107,085,338)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	103,169,760
Proceeds from sale of Private Placement Warrants	5,817,757
Proceeds from promissory note – related party	205,991
Repayment of promissory note – related party	(205,991)
Payment of offering costs	(549,086)
Net cash provided by financing activities	108,463,431

Net Change in Cash:	991,720
Cash - Beginning of period	-
Cash - End of period	$991,720

Non-cash investing and financing activities:
Deferred underwriting fee payable	$3,395,389
Initial classification of derivative warrant liabilities	$8,452,978

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.7 million. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $0.17 million (Note 5).

Transaction costs amounted to $7.1 million consisting of $1.8 million of the fair value of the shares issued to Maxim Group LLC for acting as the representative of the several underwriters in connection with the Initial Public Offering, $1.3 million in cash underwriting fees, $3.4 million of deferred underwriting fees and $0.55 million of other offering costs. In addition, as of December 31, 2020, cash of $0.99 million was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC Topic 480, “Distinguishing Liabilities from Equity”.

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

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.25 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in, or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2020, the Company had approximately $0.99 million in its operating bank account and working capital of approximately $1.2 million. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through a payment of $25,000 from its Sponsor in exchange for the issuance of Founder Shares, as well as the loan under the Promissory Note of $0.21 million. Subsequent to the consummation of the Initial Public Offering on November 19, 2020, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Promissory Note on November 19, 2020. In addition, in order to finance transaction costs in connection with an initial Business Combination, Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loan.

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are issued. Also, in connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 18, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares including non-redeemable Class A common stocks together with Class B common stocks for EPS. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company's previously filed financial statements that contained the error were initially reported in the Company's Form 8-K filed with the SEC on November 25, 2020 (the "IPO Balance Sheet") and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 18, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the "Affected Periods"). These financial statements restate the Company's previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be restated in the Company's Form 10-Q/A for the quarterly period ended September 30, 2021.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its presentation Class A common stock and Class B common stock to present redeemable Class A and non-redeemable. As such, a portion of the Class A common stock is included in the weighted average shares outstanding non-redeemable common stock in the As Restated balances. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement

The impact of the restatement on the balance sheet as of November 19, 2020 is presented below:

	As Previously Reported in 8-K	Adjustment	As Restated
Balance Sheet as of November 19, 2020
Class A common stock subject to possible redemption (at approximately $10.25 per share)	$91,604,384	$15,480,954	$107,085,338
Stockholders' equity (deficit)
Class A common stock, $0.0001 par value	87	(69)	18
Class B common stock, $0.0001 par value	288	-	288
Additional paid-in capital	5,010,305	(5,010,305)	-
Accumulated deficit	(10,679)	(10,470,580)	(10,481,259)
Total stockholders’ equity (deficit)	$5,000,001	$(15,480,954)	$(10,480,953)

The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption (at approximately $10.25 per share)	$88,644,124	$18,441,214	$107,085,338
Stockholders' equity (deficit)
Class A common stock, $0.0001 par value	198	(180)	18
Class B common stock, $0.0001 par value	262	-	262
Additional paid-in capital	8,280,331	(8,280,331)	-
Accumulated deficit	(3,280,790)	(10,160,703)	(13,441,493)
Total stockholders’ equity (deficit)	$5,000,001	$(18,441,214)	$(13,441,213)

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement (Continued)

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share of common stock is presented below for the period ended December 31, 2020:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Statement of Operations for the period from July 23, 2020 (inception) through December 31, 2020
Net loss	$(3,280,790)	$-	$(3,280,790)
Basic and diluted weighted average shares outstanding of Class A common stock	10,630,179	(10,630,179)	-
Basic and diluted net loss per share, Class A common stock	$0.00	$(0.00)	$-
Basic and diluted weighted average shares outstanding of Class B common stock	2,531,315	(2,531,315)	-
Basic and diluted net loss per share, Class B common stock	$(1.30)	$1.30	$-
Weighted average shares outstanding, redeemable common stock	-	2,725,396	2,725,396
Basic and diluted net loss per share, redeemable common stock	$-	$(0.61)	$(0.61)
Weighted average shares outstanding, non-redeemable common stock	-	2,659,533	2,659,533
Basic and diluted net loss per share, non-redeemable common stock	$-	$(0.61)	$(0.61)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Statement of Cash Flows for the period from July 23, 2020 (inception) through December 31, 2020
Supplemental Disclosure of Non-Cash Financing Activities:
Initial classification of common stock subject to possible redemption	$100,057,362	$(100,057,362)	-
Change in value of common stock subject to possible redemption	$(11,413,238)	$11,413,238	-

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. As described in the Company's Form 8-K filed on November 30, 2021 and in Note 2-Restatement of Previously Issued Financial Statements, the Company's financial statements as of and for the period from July 23, 2020 (inception) through December 31, 2020, and the IPO Balance Sheet as of November 19, 2020 (collectively, the "Affected Periods"), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this "Annual Report") to correct the misapplication of accounting guidance related to the Company's Public Shares in the Company's previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as "Restated" in the audited and accompanying notes, as applicable. See Note 2-Restatement of Previously Issued Financial Statements for further discussion.

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

As of December 31, 2020, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$104,473,500

Less:
Proceeds allocated to public warrants	(3,904,107)
Class A shares issuance costs	(4,940,543)
Plus:
Accretion of carrying value to redemption value	11,456,488

Class A common stock subject to possible redemption	$107,085,338

Offering Costs

Offering costs consist of legal, accounting, underwriting fees, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.31 million is included in the offering costs associated with warrants recorded as liabilities in the statement of operations and approximately $8.5 million is included in the stockholders’ equity.

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

	For the period from July 23, 2020 (inception) through December 31, 2020
	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,660,459)	$(1,620,331)

Denominator:
Weighted-average shares outstanding	2,725,396	2,659,533
Basic and diluted net loss per share	$(0.61)	$(0.61)

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

NOTE 4 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 10,447,350 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 447,350 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $104.5 million. Each Unit consists of one share of Class A common stock and one-half warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share (see Note 8).

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

On October 25, 2020, the Sponsor effected a surrender of 3,881,250 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 7,187,500 to 3,306,250.

A further surrender of 431,250 shares of Class B common stock was effected on November 17, 2020 by the Sponsor to the Company for no consideration, resulting in a decrease in the total number of shares of Class B common stock outstanding from 3,306,250 to 2,875,000.

All shares and associated amounts have been retroactively restated to reflect the share capitalization.

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

Representative’s Common Stock

The Company issued to the underwriters from the Initial Public Offering, 182,829 shares of Class A common stock upon the consummation of the Initial Public Offering. The underwriters agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, the underwriters have agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering. Based on the Initial Public Offering price of $10.00 per Unit, the fair value of the 182,829 shares of Class A common stock was $1.8 million, which was an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ equity upon the completion of the Initial Public Offering.

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per preferred share. As of December 31, 2020, there are no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 182,829 shares of Class A common stock issued or outstanding, which are non-redeemable. This number excludes 10,447,350 shares of Class A common stock that are subject to possible amounting to $107.1 million, that were issued as part of the Units sold at the Initial Public Offering.

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

Private Placement Warrants

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$106,966,830	$-	$-
	$106,966,830	$-	$-

Liabilities:
Derivative warrant liabilities - Public	$-	$-	$5,284,490
Derivative warrant liabilities - Private	-	-	5,939,893
	$-	$-	$11,224,383

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	Initial Measurement
Exercise Price	$11.50	$11.50
Stock Price	10.30	9.63
Volatility	15.1%	15.2%
Probability of completing a Business Combination	88.3%	88.3%
Term (in years)	5.88	6.00
Risk-free rate	0.49%	0.51%

The change in the fair value of the derivative warrant liabilities for the period ended December 31, 2020 is summarized as follows:

	Private Placement Warrants	Public Placement Warrants	Total Derivative Warrant Liabilities
Initial measurement on November 19, 2020	$4,548,871	$3,904,107	$8,452,978
Change in fair value of derivative warrant liabilities	1,391,022	1,380,383	2,771,405
Derivative warrant liabilities at December 31, 2020	$5,939,893	$5,284,490	$11,224,383

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

Date: December 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Nicholas J. Singer	Chief Executive Officer (Principal Executive Officer)	December 13, 2021
Nicholas J. Singer

/s/ Douglas B. Anderson	Chief Financial Officer (Principal Financial and Accounting Officer)	December 13, 2021
Douglas B. Anderson

/s/ Glenn E. Gray	Director	December 13, 2021
Glenn E. Gray

/s/ David W. Neithardt	Director	December 13, 2021
David W. Neithardt

/s/ Nadav Besner	Director	December 13, 2021
Nadav Besner

/s/ Amir Rozwadoski	Director	December 13, 2021
Amir Rozwadoski