Form 10-Q/A
period 2021-09-30
OTR Acquisition Corp.
filed 2021-12-13
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to OTR Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on 10-Q of OTR Acquisition Corp. as of and for the fiscal period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 8, 2021 (the “Original Filing”).

In light of recent comment letters issued by the SEC, the Company has re-evaluated our application of ASC 480 10 S99 3A to its accounting and classification of the Class A common stock, par value, par value $0.0001 (the “Public Shares”), issued as part of the units sold in the Initial Public Offering on November 19, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Company’s amended and restated certificate of incorporation. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares of common stock. This presentation contemplates a an initial business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on November 25, 2020 and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 18, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Periods”). Therefore, on November 30, 2021, the management and the Company’s Audit Committee concluded that the previously issued financial statements for the Affected Periods should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating 2021 interim financial statements for the Affected Periods herein and intends to restate the 2020 period herein.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

The management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Part I Item 4 included in this Amendment No. 1.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

OTR ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Restated)	2

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) (restating due to EPS) and for the period from July 23, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2021 (Unaudited) and for the period from July 23, 2020 (inception) through September 30, 2020	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from July 23, 2020 (inception) through September 30, 2020	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Part III. Signature		33

Item 1. Financial Statements

OTR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
Assets
Cash	$450,559	$991,720
Prepaid expenses	140,891	333,208
Total Current Assets	591,450	1,324,928

Cash and marketable securities held in Trust Account	107,086,751	107,094,493
Total Assets	$107,678,201	$108,419,421

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$1,471	$155,524
Total Current Liabilities	1,471	155,524

Deferred underwriting fee payable	3,395,389	3,395,389
Derivative warrant liabilities	5,888,962	11,224,383
Total Liabilities	9,285,822	14,775,296

Commitments and Contingencies

Class A common stock subject to possible redemption; 10,447,350 shares issued and outstanding at September 30, 2021 and December 31, 2020 (at approximately $10.25 per share)	107,085,338	107,085,338
Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 182,829 shares issued and outstanding (excluding 10,447,350 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	18	18
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding at September 30, 2021 and December 31, 2020	262	262
Additional paid-in capital	—	—
Accumulated deficit	(8,693,239)	(13,441,493)
Total Stockholders' Deficit	(8,692,959)	(13,441,213)
Total Liabilities and Stockholders' Deficit	$107,678,201	$108,419,421

The accompanying notes are an integral part of these condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the period from
			July 23, 2020
	Three Months Ended	Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
Operating costs	$159,952	$622,584	$10,679
Loss from operations	$(159,952)	$(622,584)	$(10,679)
Other income:
Interest earned on cash and marketable securities held in Trust Account	1,378	35,417	—
Change in fair value of derivative warrant liabilities	3,385,841	5,335,421	—
Net income / (loss)	$3,227,267	$4,748,254	$(10,679)

Basic and diluted weighted average shares outstanding of redeemable Class A common stock	10,447,350	10,447,350	—
Basic and diluted net income per share, redeemable Class A common stock	$0.24	$0.36	$—

Basic and diluted weighted average shares outstanding of non-redeemable common stock(1)	2,794,667	2,794,667	2,611,838
Basic and diluted net income / (loss) per share, non-redeemable common stock	$0.24	$0.36	$(0.00)

(1) For the three and nine months ended September 30, 2021, the basic and diluted weighted average shares outstanding of non-redeemable common stock consisted of 182,829 shares of Class A common stock and 2,611,838 shares of Class B common stock, respectively, and for the period from July 23, 2020 (inception) through September 30, 2020, the basic and diluted weighted average shares outstanding of non-redeemable common stock consisted of 2,611,838 shares of Class B common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2021

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Deficit
Balance - January 1, 2021	182,829	$18	2,611,838	$262		$(13,441,493)	$(13,441,213)
Net income	—	—	—	—	—	4,247,588	4,247,588
Balance - March 31, 2021, as restated	182,829	18	2,611,838	262	—	(9,193,905)	(9,193,625)
Net loss	—	—	—	—	—	(2,726,601)	(2,726,601)
Balance - June 30, 2021, as restated	182,829	18	2,611,838	262	—	(11,920,506)	(11,920,226)
Net income	—	—	—	—	—	3,227,267	3,227,267
Balance - September 30, 2021	182,829	$18	2,611,838	$262	$—	$(8,693,239)	$(8,692,959)

For the period from July 23, 2020 (inception) through September 30, 2020

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance - July 23, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(10,679)	(10,679)
Balance - September 30, 2020	—	$—	2,875,000	$288	$24,712	$(10,679)	$14,321

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.7 million. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $0.17 million (see Note 5).

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if, and to the extent, any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.25 per Public Share; and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.25 per share due to reductions in the value of the trust assets, due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 ─ RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed financial statements, the Company restated this interpretation to include temporary equity in net tangible assets.

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and restate presentation of weighted average shares as indicated above. As such, the Company is reporting these restatements to those periods in this quarterly report.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 ─ RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement

The impact of the restatement on the financial statements for the non-reliance periods is presented below. The table below summarizes the changes to the previously issued financial information.

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the nine months ended September 30, 2021
Net income	$4,748,254	$—	$4,748,254
Weighted average shares outstanding, Class A common stock	10,630,179	(10,630,179)	—
Basic and diluted net income per share, Class A common stock	$0.36	$(0.36)	$—
Weighted average shares outstanding, Class B common stock	2,611,838	(2,611,838)	—
Basic and diluted net income per share, Class B common stock	$0.36	$(0.36)	$—
Weighted average shares outstanding, redeemable Class A common stock	—	10,447,350	10,447,350
Basic and diluted net income per share, redeemable Class A common stock	$—	$0.36	$0.36
Weighted average shares outstanding, non-redeemable common stock	—	2,794,667	2,794,667
Basic and diluted net income per share, non-redeemable common stock	$—	$0.36	$0.36

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three months ended September 30, 2021
Net income	$3,227,267	$—	$3,227,267
Weighted average shares outstanding, Class A common stock	10,630,179	(10,630,179)	—
Basic and diluted net income per share, Class A common stock	$0.24	$(0.24)	$—
Weighted average shares outstanding, Class B common stock	2,611,838	(2,611,838)	—
Basic and diluted net income per share, Class B common stock	$0.24	$(0.24)	$—
Weighted average shares outstanding, redeemable Class A common stock	—	10,447,350	10,447,350
Basic and diluted net income per share, redeemable Class A common stock	$—	$0.24	$0.24
Weighted average shares outstanding, non-redeemable common stock	—	2,794,667	2,794,667
Basic and diluted net income per share, non-redeemable common stock	$—	$0.24	$0.24

	As Previously Reported	Adjustment	As Restated
Balance sheet as of June 30, 2021
Class A common stock subject to possible redemption (at approximately $10.25 per share)	$90,165,111	$16,920,227	$107,085,338
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value	184	(166)	18
Class B common stock, $0.0001 par value	262	—	262
Additional paid-in capital	6,759,358	(6,759,358)	—
Accumulated deficit	(1,759,803)	(10,160,703)	(11,920,506)
Total stockholders’ equity/(deficit)	$5,000,001	$(16,920,227)	$(11,920,226)

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 ─ RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement (Continued)

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the six months ended June 30, 2021
Net income	$1,520,987	$—	$1,520,987
Weighted average shares outstanding, Class A common stock	10,630,179	(10,630,179)	—
Basic and diluted net income per share, Class A common stock	$—	$—	$—
Weighted average shares outstanding, Class B common stock	2,611,838	(2,611,838)	—
Basic and diluted net income per share, Class B common stock	$0.58	$(0.58)	$—
Weighted average shares outstanding, redeemable Class A common stock	—	10,447,350	10,447,350
Basic and diluted net income per share, redeemable Class A common stock	$—	$0.11	$0.11
Weighted average shares outstanding, non-redeemable common stock	—	2,794,667	2,794,667
Basic and diluted net income per share, non-redeemable common stock	$—	$0.11	$0.11

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three months ended June 30, 2021
Net loss	$(2,726,601)	$—	$(2,726,601)
Weighted average shares outstanding, Class A common stock	10,630,179	(10,630,179)	—
Basic and diluted net loss per share, Class A common stock	$—	$—	$—
Weighted average shares outstanding, Class B common stock	2,611,838	(2,611,838)	—
Basic and diluted net loss per share, Class B common stock	$(1.03)	$1.03	$—
Weighted average shares outstanding, redeemable Class A common stock	—	10,447,350	10,447,350
Basic and diluted net loss per share, redeemable Class A common stock	$—	$(0.21)	$(0.21)
Weighted average shares outstanding, non-redeemable common stock	—	2,794,667	2,794,667
Basic and diluted net loss per share, non-redeemable common stock	$—	$(0.21)	$(0.21)

	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows for the six months ended June 30, 2021
Supplemental Disclosure of Non-Cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$1,520,987	$(1,520,987)	$—

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2 ─ RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

Impact of the Restatement (Continued)

	As Previously Reported	Adjustment	As Restated
Balance sheet as of March 31, 2021
Class A common stock subject to possible redemption (at approximately $10.25 per share)	$92,891,712	$14,193,626	$107,085,338
Stockholders’ equity (deficit)
Class A common stock, $0.0001 par value	157	(139)	18
Class B common stock, $0.0001 par value	262	—	262
Additional paid-in capital	4,032,784	(4,032,784)	—
Accumulated deficit	966,798	(10,160,703)	(9,193,905)
Total stockholders’ equity/(deficit)	$5,000,001	$(14,193,626)	$(9,193,625)

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the three months ended March 31, 2021
Net income	$4,247,588	$—	$4,247,588
Weighted average shares outstanding, Class A common stock	10,630,179	(10,630,179)	—
Basic and diluted net income per share, Class A common stock	$—	$—	$—
Weighted average shares outstanding, Class B common stock	2,611,838	(2,611,838)	—
Basic and diluted net income per share, Class B common stock	$1.61	$(1.61)	$—
Weighted average shares outstanding, redeemable Class A common stock	—	10,447,350	10,447,350
Basic and diluted net income per share, redeemable Class A common stock	$—	$0.32	$0.32
Weighted average shares outstanding, non-redeemable common stock	—	2,794,667	2,794,667
Basic and diluted net income per share, non-redeemable common stock	$—	$0.32	$0.32

	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows for the three months ended March 31, 2021
Supplemental Disclosure of Non-Cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$4,247,588	$(4,247,588)	$—

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

Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination  of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available, and accordingly the actual results could differ significantly from those estimates.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities Held in Trust Account

As of September 30, 2021, the Company had $107.1 million of assets held in Trust Account held in mutual funds. As of December 31, 2020, $0.13 million of the assets held in the Trust Account were held in money market funds, and $106.97 million were held in government securities.

Common Stock Subject to Possible Redemption

All of the 10,447,350 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share of Common Stock (Continued)

			For the Period from
			July 23,2020
	For the Nine Months Ended	For the Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$3,746,157	$2,546,167	$—
Denominator:
Weighted average shares outstanding, redeemable Class A common stock	10,447,350	10,447,350	—
Basic and diluted net income per share, redeemable Class A common stock	$0.36	$0.24	$—

Non-Redeemable Common stock
Numerator:
Net income / (loss) allocable to redeemable Class A common stock not subject to redemption	$1,002,097	$681,100	$(10,679)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	2,794,667	2,794,667	2,611,838
Basic and diluted net income / (loss) per share, non-redeemable common stock	$0.36	$0.24	$(0.00)

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

On October 25, 2020, the Sponsor effected a surrender of 3,881,250 shares of Class B common stock to the Company for no consideration, resulting in a decrease in the total number of Class B common stock outstanding from 7,187,500 to 3,306,250.

A further surrender of 431,250 shares of Class B common stock was effected on November 17, 2020 by the Sponsor to the Company for no consideration, resulting in a decrease in the total number of Class B common stock outstanding from 3,306,250 to 2,875,000.

All shares and associated amounts have been retroactively restated to reflect the share capitalization.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

Founder Shares (Continued)

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

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 182,829 shares of common stock issued and outstanding, which are non-redeemable. This number excludes 10,447,350 shares of common stock subject to possible redemption, amounting to $107.1 million, that were issued as part of the Units sold at the Initial Public Offering.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above in this section will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since November 2020 when the shares began to trade separately. For the three and nine months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from decrease in the fair value of liabilities of $3.39 million and $5.34 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

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

For the period from July 23, 2020 (inception) through September 30, 2020, we had a net loss of $10,679, which consisted of formation costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of Class A common stock subject to possible redemption issued in November 2020 which, due to its impact on our financial statements, we determined to be a material weakness.

The Company has hereby restated its financial statements filed on Form 10-Q for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021, to reclassify all the Company’s common stock subject to possible redemption in temporary equity. The restatements are described in the Note 2 of the accompanying financial statements.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management identified a material weakness in internal controls related to accounting of complex financial instruments, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 18, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 18, 2021.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our Initial Public Offering and the restatement of our earnings per share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of December 2021.

OTR ACQUISITION CORP.

By:	/s/ Nicholas J. Singer
Name:	Nicholas J. Singer
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Douglas B. Anderson
Name:	Douglas B. Anderson
Title:	Chief Financial Officer (Principal Financial Officer)