Form 10-K/A
period 2020-12-31
OTR Acquisition Corp.
filed 2022-03-08
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Explanatory Note

References throughout this Amendment No. 3 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to OTR Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 3 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on 10-K/A of OTR Acquisition Corp. as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on December 13, 2021 (the “Amendment No. 2”), which amended the Annual Report on Form 10-K of the Company as of and for the fiscal period ended December 31, 2020, as filed with the SEC on March 3, 2021 (the "Original Filing"), as amended by that certain Amendment No. 1 on Form 10-K/A, as filed with the SEC on May 18, 2021.

In this Amendment No. 3 to the Annual Report on Form 10-K of the Company for the period ended December 31, 2020, we are restating the audit report to the audited financial statements as previously revised in Amendment No. 2 solely to clarify disclosure regarding the restatement of such financials under the heading “Restatement of Financials”.

Except as described above, no other information included in Amendment No. 2 is being amended or updated by this Amendment No. 3 and this Amendment No. 3 does not purport to reflect any information or events subsequent to Amendment No. 2. This Amendment No. 3 continues to describe the conditions as of the date of Amendment No. 2 and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in Amendment No. 2. Accordingly, this Amendment No. 3 should be read in conjunction with the Original Filing, Amendment No. 1 and Amendment No. 2, and with our filings with the SEC subsequent to the Original Filing.

i

TABLE OF CONTENTS

PART II

Item 8.	Financial Statements and Supplementary Data (Restated)

PART IV

Item 15.	Exhibits, Financial Statement Schedules

ii

Part II

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the financial statements have been restated to correct certain misstatements.

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

Date: March 8, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Nicholas J. Singer	Chief Executive Officer (Principal Executive Officer)	March 8, 2022
Nicholas J. Singer

/s/ Douglas B. Anderson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2022
Douglas B. Anderson

/s/ Glenn E. Gray	Director	March 8, 2022
Glenn E. Gray

/s/ David W. Neithardt	Director	March 8, 2022
David W. Neithardt

/s/ Nadav Besner	Director	March 8, 2022
Nadav Besner

/s/ Amir Rozwadoski	Director	March 8, 2022
Amir Rozwadoski