Form 10-K
period 2021-12-31
OTR Acquisition Corp.
filed 2022-03-08
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39708

OTR ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2136914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1395 Brickell Avenue, Suite 800 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 697-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	OTRAU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	OTRA	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	OTRAW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021, based upon the closing price of $10.04 of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $106.7 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2022, 10,630,179 shares of Class A common stock, par value $0.0001 per share, and 2,611,838 shares of Class B common stock par value $0.0001 per share, were issued and outstanding, respectively.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires:

●	References to “Class A common stock” are to shares of our Class A common stock, par value $0.0001.
●	references to “Comera” are to Comera Life Sciences, Inc., a Delaware corporation.
●	references to “common stock” are to our Class A common stock and our Class B common stock, collectively;
●	references to “Founder Shares” are to shares of our Class B common stock initially purchased by our Sponsor in a private placement prior to our Initial Public Offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;
●	references to “initial stockholders” are to our Sponsor and any other holders of our Founder Shares prior to the Initial Public Offering (or their permitted transferees);
●	references to “management” or our “management team” are to our officers and directors;
●	references to “Maxim” are to Maxim Group LLC, the representative of the underwriters in the Initial Public Offering;
●	references to “Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our Initial Public Offering, which private placement warrants are identical to the warrants sold in our Initial Public Offering, subject to certain limited exceptions;
●	references to “Public Shares” are to shares of our Class A common stock sold as part of the units in our the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market);
●	references to “public stockholders” are to the holders of our Public Shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such Public Shares;
●	references to “Public Warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market), to the Private Placement Warrants if held by third parties other than the Sponsor or Maxim (or permitted transferees), and to any Private Placement Warrants issued upon conversion of working capital loans that are sold to third parties that are not initial stockholders or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;
●	references to “Sponsor” are to OTR Acquisition Sponsor LLC, a Delaware limited liability company, an affiliate of Nicholas J. Singer, our Chief Executive Officer and Chairman;
●	references to “warrants” are to our redeemable warrants, which includes the Public Warrants as well as the Private Placement Warrants;
●	references to “we,” “us,” “Company” or “our Company” are to OTR Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute "forward-looking statements" for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to,

ii

statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

●	our ability to complete an initial business combination with Comera;
●	pool of prospective target businesses if our transaction with Comera is not successfully consummated;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	the outcome of any known and unknown litigation and regulatory proceedings; or
●	our financial performance.

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

Pending Business Combination

On January 31, 2022, the Company and Comera Life Sciences, Inc., a Delaware corporation (“Comera”), jointly issued a press release announcing the execution of a business combination agreement (the “Business Combination Agreement”) among Comera Life Sciences Holdings, Inc., a Delaware corporation (“Holdco”), CLS Sub Merger 1 Corp., a Delaware corporation and newly formed, wholly-owned subsidiary of Holdco (“Comera Merger Sub”), CLS Sub Merger 2 Corp., a Delaware corporation and newly formed, wholly-owned subsidiary of Holdco (“OTR Merger Sub”), the Company and Comera Life, pursuant to which, assuming the Business Combination Agreement and the transactions contemplated thereby are adopted and approved by Comera’s stockholders and OTR’s stockholders, and the business combination is subsequently completed, (i) Comera Merger Sub will be merged with and into Comera, with Comera surviving such merger as a direct wholly-owned subsidiary of Holdco (the “Comera Merger”) and (ii) OTR Merger Sub

will be merged with and into OTR, with OTR surviving such merger as a direct wholly-owned subsidiary of Holdco (the “OTR Merger”) (collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”).

Comera is a biotechnology company dedicated to promoting a compassionate new era in medicine by applying a deep knowledge of formulation science and technology to transform essential biologic medicines from intravenous to subcutaneous forms. This transformation in administration provides patients and families the freedom of self-injectable care. Without the need to receive intravenous treatment at a medical facility, patients can more fully realize the potential of biologic treatments and to enjoy the potential of their own lives.

The Comera Merger will become effective by the filing of a certificate of merger with the Secretary of State of the State of Delaware and will be effective immediately upon such filing or upon such later time as may be agreed by the parties and specified in such certificate of merger (such time, the “Comera Merger Effective Time”). The OTR Merger will become effective by the filing of a certificate of merger with the Secretary of State of the State of Delaware and will be effective immediately upon such filing or upon such later time as may be agreed by the parties and specified in such certificate of merger (such time, the “OTR Merger Effective Time”). The closing of the Business Combination (the “Closing”) will take place within three business days following the satisfaction or waiver (to the extent such waiver is permitted by applicable law) of the conditions set forth in the Business Combination Agreement (other than those conditions that by their nature are to be satisfied at Closing, but subject to the satisfaction or waiver of those conditions at such time), or on such other date, time or place as OTR, Comera and Holdco may mutually agree.

At the Comera Merger Effective Time, by virtue of the Comera Merger and without any action on the part of Comera, Holdco, Comera Merger Sub or the holders of any of the following securities:

●	Immediately prior to the Comera Merger Effective Time, each share of Comera preferred stock that is issued and outstanding immediately prior to the Comera Merger Effective Time will be converted into an equal number of shares of Comera common stock in accordance with a written consent by certain Comera stockholders holding the requisite number of Comera voting securities necessary to approve the Business Combination approved and adopted the Business Combination and related transactions and with the terms of Article Fourth, Section (B)(5) of the Comera Certificate of Incorporation (the “Conversion”), and each converted share of Comera preferred stock will no longer be outstanding and will cease to exist, such that each holder of Comera preferred stock will thereafter cease to have any rights with respect to such Comera preferred stock, but hold Comera common stock;
●	Following the Conversion, all shares of Comera common stock issued and outstanding immediately prior to the Comera Merger Effective Time (excluding dissenting shares) will be canceled and converted into the right to receive the number of shares of Holdco common stock, par value $0.0001 per share (“Holdco Common Stock”), and the portion of certain earn-out shares, if released from escrow in accordance with the Business Combination Agreement, set forth in the payment spreadsheet (the “Payment Spreadsheet”) delivered to the Company by Comera not less than five business days prior to the Comera Merger Effective Time;
●	Each Comera vested in-the-money option outstanding immediately prior to the Comera Merger Effective Time will be canceled and converted into the right to receive the number of shares of Holdco Common Stock set forth in the Payment Spreadsheet;
●	All shares of Comera common stock and Comera preferred stock held in the treasury of Comera will be canceled without any conversion thereof and no payment or distribution will be made with respect thereto;
●	Each share of common stock of Comera Merger Sub issued and outstanding immediately prior to the Comera Merger Effective Time will be converted into and become the right to receive one validly issued, fully paid and nonassessable share of common stock of Comera as the surviving corporation of the Comera Merger; and
●	Each Comera unvested option and each Comera vested out-of-the-money option that is outstanding immediately prior to the Comera Merger Effective Time, will be converted into the number of options to purchase shares of Holdco Common Stock (such options, the “Exchanged Options”) in accordance with the Payment Spreadsheet. Except as specifically provided in the Business Combination Agreement, following the Comera Merger Effective Time, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Comera option immediately prior to the Comera Merger Effective Time.

At the OTR Merger Effective Time, by virtue of the OTR Merger and without any action on the part of OTR, Holdco, OTR Merger Sub or the holders of any of the following securities:

●	Immediately prior to the OTR Merger Effective Time, all Founder Shares will be converted into Class A common stock (“OTR Class B Conversion”);
●	Immediately prior to the OTR Merger Effective Time, the Class A common stock and the Public Warrants comprising each issued and outstanding Unit immediately prior to the OTR Merger Effective Time will be automatically separated (the “Unit Separation”) and the holder thereof will be deemed to hold one share of Class A common stock and one-half of one Public Warrant, provided that no fractional Public Warrants will be issued in connection with the Unit Separation such that if a holder of Units would be entitled to receive a fractional Public Warrant upon the Unit Separation, the number of Public Warrants to be issued to such holder upon the Unit Separation will be rounded down to the nearest whole number of Public Warrants;
●	Following the OTR Class B Conversion and Unit Separation, each share of Class A common stock issued and outstanding immediately prior to the OTR Merger Effective Time will automatically be converted into and become the right to receive one (1) share of Holdco Common Stock;
●	All shares of the Company’s common stock held in the Company’s treasury will be canceled without any conversion thereof and no payment or distribution will be made with respect thereto; and
●	Each share of common stock of OTR Merger Sub issued and outstanding immediately prior to the OTR Merger Effective Time will be converted into and become the right to receive one (1) validly issued, fully paid and nonassessable share of common stock, par value $0.01 per share, of the Company as the surviving corporation of the OTR Merger.

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations, warranties and covenants in the Business Combination Agreement, including, among others, approval by our stockholders, the effectiveness of a registration statement on Form S-4 (the “Form S-4”), which was initially confidentially submitted with the Securities and Exchange Commission (the “SEC”) on February 3, 2022,  in connection with the Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close in the second quarter of 2022.

Concurrently with the execution of the Business Combination Agreement, we and the Key Company Stockholders (as defined in the Business Combination Agreement) entered into that certain Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which the Key Company Stockholders agreed to vote all of their shares of Comera common stock and Comera preferred stock in favor of the approval and adoption of the Business Combination Agreement and the Business Combination. Additionally, the Key Company Stockholders have agreed not to (a) transfer any of their shares of Comera common stock and Comera preferred stock (or enter into any arrangement with respect thereto), (b) enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement or (c) trade in shares of the Company until the expiration of the redemption rights pursuant to the Company’s amended and restated certificate of incorporation.

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor and Comera entered into that certain Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor agreed, among other things, subject to the terms and conditions of the Sponsor agreed, among other things to (a) vote all of the Founder Shares in favor of the Business Combination Agreement and the Business Combination at the special meeting of stockholders called in connection with the Business Combination, (b) abstain from exercising any redemption rights in connection with the Business Combination and (c) waive the anti-dilution provisions of Section 4.3(b)(ii) of the Company’s amended and restated certificate of incorporation, which contains adjustments to the conversion ratio of the Founder Shares into Public Shares at Closing.

The Business Combination Agreement and related agreements are further described in the Current Report on Form 8-K filed by the Company on February 4, 2022.

Other than as specifically discussed, this report does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

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

David W. Neithardt, one of our independent directors, is an investor and deal maker with approximately 30 years of finance and private equity experience in transaction origination, transaction execution and post-acquisition management. He is currently the Founder and Managing Partner of Hammock Park Capital LLC, a private equity firm focused on special situations and turnaround investment opportunities in the middle market. He is also a Co-Founder and Senior Partner of General American Capital Partners, LLC, an independent private equity Sponsor focused on partnering with proven management teams to create long-term stockholder value.

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

Amir Rozwadowski, one of our independent directors, is a seasoned executive, and has been the Senior Vice President of Finance and Investor Relations for AT&T since June 2020, in which role he is responsible for designing and leading the company’s investor relations strategy across the portfolio of AT&T’s operations. Prior to this position, Mr. Rozwadowski worked as a Partner at Softbank Investment Advisors and Softbank Group Corp. from January 2019 to June 2020. Mr. Rozwadowski also brings to the Company extensive experience in evaluating public companies and the capital markets as a result of his role as a Managing Director and Senior Equity Research Analyst at Barclays from 2009 to 2018.

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

William A. Wexler has worked on over 150 individual projects, serving in various capacities including as Chairman, Chief Executive Officer, Chief Restructuring Officer and other designated roles of senior responsibility. Since April 2017, he has served as Chairman of the Board and in August 2017 he was also appointed Chief Executive Officer of Homer City Holdings, LLC, a holding company which owns and operates a multiple unit merchant power plant located in Pennsylvania. From July 2012 to December 2019 he served in various roles, including as Chairman of the Board, interim Chief Executive Officer, Chief Executive Officer and sole director and stockholder representative of Upstate New York Power Producers, Inc., a holding company that owned and operated power plants throughout upstate New York. In May 2016, he helped facilitate a sale of the company to an energy-specific hedge fund, generating a significant aggregate return to stockholders. From January 2012 to April 2013, Mr. Wexler served as Chief Restructuring Officer of VMR Electronics, LLC, a manufacturer of cable assembly products for the electronics interconnect industry. Between 2006 and 2011, he served as a Managing Director and national finance practice lead at BBK, Ltd., a turn-around advisory firm. From 2002 to 2005, he served as group Managing Director of corporate restructuring at Huron Consulting Group, LLC. From 2000 to 2002, he was a Managing Director at Berenson Minella & Co., a boutique investment-banking firm. Between 1986 and 2000 he served as a Senior Director at BNP Paribas, where he established and led Paribas Properties, Inc., a real estate investment arm of the bank, and also where he was a lead officer of the then newly created US asset workout group. Mr. Wexler started his professional career in 1981 in commercial lease brokerage, asset management and investment sales at Jones Lang Wootton (now Jones Lang LaSalle) where he worked until 1986. He earned a B.A. in Political Science from Johns Hopkins University.

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

●	Leverage our Extensive Network of Relationships to Create a Significant Pipeline of OTR Acquisition Opportunities. We believe the combination of our officers’, directors’ and advisors’ broad investment and operating experience in addition to our ability to access a deep network of public and private enterprises, experienced operators, restructuring advisors, attorneys, accountants, family offices, hedge funds, and private equity firms will enable us to identify and evaluate compelling target businesses.
●	Employ a Rigorous Systematic Process of Identifying Target Companies and Acquiring a Business that will be Well-Received by the Public Markets. We believe that our management’s strong M&A and investment track record in both private and public markets, combined with extensive public market trading experience, will provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.
●	Providing an Alternative Path to Becoming Public. We believe our structure will make us an attractive business combination partner to prospective target businesses that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to public investors.
●	Strong and Stable Financial Position with Flexibility. With funds in the Trust Account of $107.1 million available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities and will initially target businesses with enterprise values of approximately $500 million to $2.5 billion, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire one or more businesses that we believe has the following characteristics:

●	Benefits from a Public Currency and Access to Public Equity Markets. Access to the public equity markets could allow the target company to utilize additional forms of capital, enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.
●	Has a Strong Competitive Position and Growing Platform. We will seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also a growing platform for equity investors;

●	Operated by a Talented and Incentivized Management Team. We will focus on companies with strong and experienced management teams that desire a significant equity stake in the post-business combination company. We will seek to partner with a management team and/or seller who is well-incentivized and aligned in an effort to create stockholder value.
●	Benefits from Our Ability to Uniquely Structure Transaction to Unlock and Maximize Value. We will look for situations where our extensive experience and creativity can architect a win-win solution for both sides of the transaction.

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

We evaluated our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. On November 16, 2020 we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	The pending Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.
●	If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.
●	We will likely only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
●	Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,

a Business Combination and Post-Business Combination Risks

The pending Business Combination is subject to the satisfaction of certain conditions, which may not be satisfied on a timely basis, if at all.

The consummation of the pending Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

●	approval of several proposals by our and Comera’s respective stockholders;
●	Holdco Common Stock comprising the pending Business Combination consideration shall have been approved for listing on Nasdaq;
●	no order, statute, rule or regulation enjoining or prohibiting the consummation of the pending Business Combination being in effect;
●	the Company having at least $5,000,001 of net tangible assets as of the closing of the pending Business Combination;
●	the Form S-4 having become effective and no stop order being in effect; and
●	customary bring down conditions.

Additionally, the obligations of Comera to consummate the pending Business Combination are conditioned upon, among other things, (i) delivery of the Registration Rights and Lock-Up Agreement (as defined in the Business Combination Agreement), (ii) delivery of the Letter Agreement (as defined in the Business Combination Agreement) and (iii) the resignation of our officers and directors.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters in connection with the Initial Public Offering will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay such deferred underwriting commissions.

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

Of the net proceeds of Initial Public Offering and the Private Placement, only approximately $1,000,000 will be available to us initially outside the Trust Account to fund our working capital requirements. As of December 31, 2021, cash of approximately $260,000 was held outside of the Trust Account and is available for working capital purposes. If we are required to seek additional capital, we will need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $2,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 2,500,000 warrants if $2,500,000 of notes were so converted), at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.25 per share on our redemption of our Public Shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors below.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this prospectus entitled “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of our Initial Public Offering prospectus entitled “Proposed Business — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Our units, Class A common stock and Public Warrants are listed on Nasdaq. Although we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the Class A common stock issued by the Company that were issued in connection with our Initial Public Offering in November 2020 and previously identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the warrants issued in connection with our Initial Public Offering. As a result of this material weakness with respect to the features of the Class A common stock, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. The Company’s previously filed financial statements that contained the errors were initially reported in the Company’s Form 8-K filed with the SEC on November 25, 2020 and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 18, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Periods”). The material weaknesses resulted in a material misstatement of our Class A common stock subject to redemption and derivative warrant liabilities, change in fair value of derivative warrant liabilities, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weaknesses identified related to our interpretation and accounting for certain complex features of the Class A common stock and warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements accompanying Amendment No. 1 to our Annual Report on Form 10-K as filed with the SEC on May 18, 2021, Amendment No. 2 to our Annual Report on Form 10-K as filed with the SEC on December 13, 2021 and Amendment No. 1 to our Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2021, as well as “Part II, Item 9A. Controls and Procedures included in this Annual Report.”

As described in “Part II, Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation efforts can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We are a recently incorporated early company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have a pending Business Combination and but may be unable to consummate the transaction. If we do not complete our initial business combination, we will never generate any operating revenues.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Holders

As of March 7, 2022, there were two holders of record for our shares Class A common stock, one holder of record of our Units and two holders of record for our Public Warrants.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2021.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8 Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth includes forward-looking statements. Our actual results may differ materially from these anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” below, “Item 1A Risk Factors” and elsewhere in this Report.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical facts included in this Annual Report including in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plan and objectives of management for future operations, are forward-looking statements. Words such as “expect”, “believe”, “anticipate”, “intend”, “estimate”, “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one -to-one basis upon conversion of the Class B common stock;
●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On January 31, 2022, we entered into the Business Combination Agreement by and among the among the Company, Comera, Holdco, Comera Merger Sub and OTR Merger Sub, pursuant to which Comera Merger Sub will be merged with and into Comera with Comera surviving such merger as a direct wholly-owned subsidiary of Holdco and (ii) OTR Merger Sub will be merged with and into OTR, with OTR surviving such merger as a direct wholly-owned subsidiary of Holdco. The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions and termination fee provisions.

The consideration to be paid to the pre-closing stockholders of Comera will be equity consideration, pursuant to which, following certain transactions contemplated by the Business Combination Agreement, each issued and outstanding share of Comera’s common stock and Comera vested in-the-money options shall automatically be converted into and become the right to receive, in accordance with the Payment Spreadsheet, the number of shares of our Holdco Common Stock as set forth in the Payment Spreadsheet. We shall assume the Company Equity Plan (as defined in the Business Combination Agreement), and all outstanding Comera unvested options and vested out-of-the-money option shall be converted into a right to receive Holdco Common Stock as set forth on the Payment Spreadsheet. Following certain transactions contemplated by the Business Combination Agreement, each share of Class A common stock issued and outstanding immediately prior to the OTR Merger Effective Time will automatically be converted into and become the right to receive one (1) share of Holdco Common Stock. Concurrently with the Closing, Holdco will assume the Company’s obligations under the Warrant Agreement governing the Company’s warrants, dated as of November 17, 2020 (the “Warrant Agreement”), and each Public Warrant and Private Placement Warrant will be amended such that each becomes a right to acquire one share of Holdco Common Stock on substantially the same terms as were in effect immediately prior to the Closing under the terms of the Warrant Agreement.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

On March 1, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $0.5 million (the “Note”). The Note is non-interest bearing and payable upon the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment.

Up to $0.5 million of the Note may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of March 1, 2022, the outstanding balance under the Note amounted to an aggregate of $0.1 million.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 23, 2020 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $4.69 million, which consisted of interest income earned on marketable securities held in our Trust Account of $37,679 and a change in fair value of derivative warrant liabilities of $5.70 million, offset by operating costs of $1.05 million.

For the period from July 23, 2020 (inception) through December 31, 2020, we had a net loss of $3.28 million, which consisted of interest income earned on marketable securities held in our Trust Account of $9,155, offset by operating costs of $0.21 million, a change in the fair value of the warrants of $2.77 million and offering costs associated with warrants recorded as liabilities of $0.31 million.

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

For the year ended December 31, 2021, cash used in operating activities was $0.78 million. Net income of $4.69 million was affected by interest earned on marketable securities held in the Trust Account of $37,679 and a change in the fair value of the warrants of $5.70 million. Changes in operating assets and liabilities used $0.28 million of cash.

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

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $107.09 million (including approximately $46,834 of interest earned) consisting of mutual funds with a maturity of 185 days or less, compared to $107.10 million (including approximately $9,155 of interest earned) at December 31, 2020. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete an initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business.

As of December 31, 2021, we had cash of $0.26 million held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete an initial business combination.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Derivative Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model, and continue to be measured at fair value using a Black-Scholes model.

Common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 "Distinguishing Liabilities from Equity." Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 10,447,350 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income (loss) per share of common stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC Topic 260, "Earnings Per Share." Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for

Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). Adoption of the ASU did not have any material effect on the Company’s financial statements.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item are set forth following Item 15 of this Annual Report and are incorporated herein by reference.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our internal control over financial reporting did not result in the proper accounting classification of Class A common stock subject to possible redemption issued in November 2020 which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control Over Financial Reporting

Other than as described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 because our internal control over financial reporting did not result in the proper accounting classification of Class A common stock subject to possible redemption issued in November 2020 which, due to its impact on our financial statements, we determined to be a material weakness.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Nicholas J. Singer	42	Chairman and Chief Executive Officer
Douglas B. Anderson	52	Chief Financial Officer and Director
David Neithardt	52	Director
Glenn Gray	67	Director
Nadav Besner	42	Director
Amir Rozwadoski	43	Director

Nicholas J. Singer, our Chairman and Chief Executive Officer, has over 20 years of experience in finance and investment. Mr. Singer is the Founder of Purchase Capital LLC, an investment firm that serves as his family office and Sponsor to leading institutional investors and third-party family offices. Since Mr. Singer became Managing Member in 2013, Purchase Capital has provided patient capital for private and public companies that have significant potential for long-term value creation. From March 2021 through April 2021 Mr. Singer served on the board of directors of Brooklyn ImmunoTherapeutics, Inc. (Nasdaq: BTX) and as a member of that board’s audit committee. He is also the Founder & Executive Chairman of United Parks, the Chairman of Only What You Need, Inc., the Executive Chairman of IntegriCo Composites and a Trustee of the Pérez Art Museum Miami. From 2007 to 2013, Mr. Singer was the Co-Founder & Co-Managing Member of Standard General, an SEC registered investment advisor which managed over $1 billion of assets during his tenure. In 2019, one of the portfolio companies managed by United Parks, Standard Amusements LLC (“Standard Amusements”) filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code (Case No. 19-23061, S.D.N.Y.). Prior to that, he was a Co-Founder of Cyrus Capital Partners, a Principal at Och-Ziff Capital Management, and an Analyst in High Yield Trading and in the Principal Investment Area at Goldman Sachs & Co. He graduated summa cum laude with a B.S. in Economics from the Wharton School and a B.A.S. in Electrical Engineering from the School of Engineering and Applied Science at the University of Pennsylvania. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination.

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

David W. Neithardt has served as one of our directors since November 17, 2020. Mr. Neithardt is the Founder & Managing Partner of Hammock Park Capital LLC, a private equity firm formed in April 2020, which pursues turnaround and special situation investment opportunities. Since 2015, Mr. Neithardt has also been a Co-Founder & Senior Partner of General American Capital Partners, LLC (GACP), an independent private equity Sponsor focused on partnering with management teams to create long term stockholder value. Mr. Neithardt serves on the board of directors and investment committee of Quintasen Real Estate Master Fund, LP, an investment fund co-managed by GACP, focused on acquiring single family rental homes. Prior to 2015, Mr. Neithardt was a Co-Founder & Senior Partner of 1848 Capital Partners LLC, an independent private equity Sponsor focused on turnaround investments and special situations. Prior to that, Mr. Neithardt was an Associate at Maplewood Partners LP, and an Analyst and Associate in the corporate finance group at Smith Barney Inc. Mr. Neithardt graduated from the Tuck School at Dartmouth College with an M.B.A. and graduated from Stanford University with a B.S. in Industrial Engineering. We believe that Mr. Neithardt is well qualified to serve as a director due to his extensive investment and private equity experience.

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

Amir Rozwadowski has served as one of our directors since July 30, 2021. Mr. Rozwadowski is the Senior Vice President of Finance and Investor Relations for AT&T since June 2020, in which role he is responsible for designing and leading the company’s investor relations strategy across the portfolio of AT&T’s operations. Prior to this position, Mr. Rozwadowski worked as a Partner at Softbank Investment Advisors and Softbank Group Corp. from January 2019 to June 2020. Previously, he also served as a Managing Director and Senior Equity Research Analyst at Barclays from 2009 to 2018. Mr. Rozwadowski presently serves on the Board of Directors of Virtual Health Partners, a position he has held since December 2020. Mr. Rozwadowski graduated from the University of Pennsylvania in 2000 with a Bachelor of Arts in Economics and International Relations. Mr. Rozwadowski is well qualified to serve as a director due to his extensive analytical, investment and advisory experience.

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

William A. Wexler has served as a member of our strategic advisory board since November 17, 2020. Over the course of his career, Mr. Wexler has worked on over 150 individual projects, serving in various capacities including as Chairman, Chief Executive Officer, Chief Restructuring Officer and other designated roles of senior responsibility. Since April 2017, he has served as Chairman of the Board and in August 2017 he was also appointed Chief Executive Officer of Homer City Holdings, LLC, a holding company which owns and operates a multiple unit merchant power plant located in Pennsylvania. From July 2012 to December 2019 he served in various roles, including as Chairman of the Board, interim Chief Executive Officer, Chief Executive Officer and sole director and stockholder representative of Upstate New York Power Producers, Inc., a holding company that owned and operated power plants throughout upstate

New York. In May 2016, he helped facilitate a sale of the company to an energy-specific hedge fund, generating a significant aggregate return to stockholders. From January 2012 to April 2013, Mr. Wexler served as Chief Restructuring Officer of VMR Electronics, LLC, a manufacturer of cable assembly products for the electronics interconnect industry. Between 2006 and 2011, he served as a Managing Director and national finance practice lead at BBK, Ltd., a turn-around advisory firm. From 2002 to 2005, he served as group Managing Director of corporate restructuring at Huron Consulting Group, LLC. From 2000 to 2002, he was a Managing Director at Berenson Minella & Co., a boutique investment-banking firm. Between 1986 and 2000 he served as a Senior Director at BNP Paribas, where he established and led Paribas Properties, Inc., a real estate investment arm of the bank, and also where he was a lead officer of the then newly created US asset workout group. Mr. Wexler started his professional career in 1981 in commercial lease brokerage, asset management and investment sales at Jones Lang Wootton (now Jones Lang LaSalle) where he worked until 1986. He earned a B.A. in Political Science from Johns Hopkins University.

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

There are no family relationships among the Company’s executive officers and directors.

Number and Terms of Office of Officers and Directors

We have six directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Gray,  Rozwadowski and Besner, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Singer, Anderson and Neithardt, will expire at the second annual meeting of stockholders.

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

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Neithardt, Gray, Rozwadowski and Besner are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Board Attendance at the Annual Stockholders Meeting

During the fiscal year ended December 31, 2021, our board of directors held six meetings. During the fiscal year ended December 31, 2021, all incumbent directors attended more than 75% or more of the Board meetings and meetings of the committees on which they served. We do not have a formal policy regarding attendance by Board members at our Annual Stockholders Meeting because management is available at the meeting to answer questions from stockholders in attendance.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Gray, Neithardt, Rozwadowski and Besner serve as members of our audit committee, and Mr. Gray chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Gray, Neithardt, Rozwadowski and Besner meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Gray qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

During the fiscal year ended December 31, 2021, our audit committee held seven meetings.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Neithardt, Rozwadowski and Besner serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Neithardt, Rozwadowski and Besner are independent and Mr. Neithardt chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

During the fiscal year ended December 31, 2021, our compensation committee did not hold any meetings.

Nominating and Corporate Governance Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Neithardt, Rozwadoski, Gray and Besner. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of our warrants, including the Private Placement Warrants, as such securities are not exercisable within 60 days of the date of this report.

Unless otherwise indicated below, we have based our calculation of the percentage of beneficial ownership on 10,630,179 shares of Class A common stock issued and outstanding as of March 7, 2022.

	Amount and	Approximate
	Nature of	Percentage
	Beneficial	of Outstanding
Name and Address of Beneficial Owner(1)	Ownership	Common Stock
OTR Acquisition Sponsor LLC(2)	2,611,838	19.7%**
Nicholas J. Singer(2)	2,611,838	19.7%**
Douglas B. Anderson(3)	—	—
Glenn Gray(3)	—	—
David Neithardt(3)	—	—
Nadav Besner(3)	—	—
Amir Rozwadoski(3)	—	—
All executive officers and directors as a group (6 individuals)	2,611,838	19.7%**
Karpus Investment Management(4)	968,945	9.11%
Polar Asset Management Partners Inc(5)	595,000	5.60%
Hudson Bay Capital Management LP(6)	800,000	7.53%
Shaolin Capital Management LLC(7)	645,996	6.10%
Boothbay Absolute Return Strategies, LP(8)	990,957	9.32%
ATW SPAC Management LLC(9)	990,957	9.32%
Bank of Montreal(10)	574,136	5.40%
Arena Investors(11)	536,880	5.05%

*Less than 1%.

**

We have based our calculation of the percentage of beneficial ownership on 13,242,017 shares of the Company’s common stock issued and outstanding on March 7, 2022, consisting of 10,630,719 shares of Class A common stock and 2,611,838 Founder Shares.

(1)	Unless otherwise indicated, the business address of each of the persons and entities listed above is 1395 Brickell Avenue, Suite 800, Miami, FL, 33131.
(2)	Interests shown consist solely of Founder Shares, which are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Represents shares held by OTR Acquisition Sponsor LLC, our Sponsor. An entity controlled by Nicholas J. Singer is the managing member of the Sponsor and, as such, Mr. Singer may be deemed to have beneficial ownership of the common stock held directly by the Sponsor. Mr. Singer disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	This individual is a member of our Sponsor but does not have voting or dispositive control over shares held by the Sponsor.
(4)	Based solely on the jointly Schedule 13G filed with the SEC on February 14, 2022. The Class A common stock is directly held by Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”). Karpus is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940. Karpus is controlled by City of London Investment Group plc (“CLIG”), which is listed on the London Stock Exchange. However, in accordance with SEC Release No. 34-39538 (January 12, 1998), effective informational barriers have been established between Karpus and CLIG such that voting and investment power over the subject securities is exercised by Karpus independently of CLIG, and, accordingly, attribution of beneficial ownership is not required between Karpus and CLIG. The address of the reporting person is 183 Sully's Trail, Pittsford, New York 14534.
(5)	Based solely on the jointly Schedule 13G/A filed with the SEC on February 10, 2022. The Class A common stock is directly held by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company ("PMSMF"). Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to PMSMF. The address of the business office of each of the PMSMF and Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(6)	Based solely on the jointly Schedule 13G filed with the SEC on February 10, 2021 by Hudson Bay Capital Management LP (the "Investment Manager") and Mr. Sander Gerber ("Mr. Gerber"). The Investment Manager serves as the investment manager to HB Strategies LLC, in whose name the securities reported above are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The address of the business office of each of the PMSMF and Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(7)	Based solely on the jointly Schedule 13G filed with the SEC on February 10, 2022 by Shaolin Capital Management LLC (“Shaolin”), a company incorporated under the laws of the State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company and MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, a managed account advised by the Shaolin Capital Management LLC in whose name the securities above are held. The address of the business office of Shaolin Capital Management LLC is 7610 NE 4th Court, Suite 104 Miami FL 33138.
(8)	Based solely on the jointly Schedule 13G/A filed with the SEC on February 10, 2022 by Boothbay Absolute Return Strategies, LP, a Delaware limited partnership, (the “Fund”), Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”), and Ari Glass. The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. Accordingly, for the purposes of Reg. Section 240.13d-3, the reporting persons herein may be deemed to beneficially own the shares set forth above and each of the reporting persons herein disclaims beneficial ownership of the Shares reported herein except to the extent of the reporting person’s pecuniary interest therein. The address of the reporting persons is 140 East 45th Street, 14th Floor, New York, NY 10017.
(9)	Based solely on the jointly Schedule 13G filed with the SEC on February 14, 2022 by ATW SPAC Management LLC (“ATW”), a Delaware limited liability company, and Antonio Ruiz-Gimenez. ATW has been delegated exclusive authority to vote and/or direct the disposition of the beneficially held shares held by separately managed accounts, which are sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company, and Antonio Ruiz-Gimenez is the Managing Member of the ATW. The address of the business office of the reporting persons is 7969 NW 2nd Street, #401 Miami, Florida 33126.

(10)	Based solely on the jointly Schedule 13G filed with the SEC on February 14, 2022. The address of the business office of the reporting persons is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.
(11)	Based solely on the jointly Schedule 13G filed with the SEC on February 18, 2022 by Arena Investors, LP (the “Investment Manager”), Arena Investors GP, LLC (the “IM General Partner”), Arena Finance Markets, LP (“AFM”), Arena Finance Markets GP, LLC (the “AFM General Partner”), Arena Special Opportunities (Offshore) Master, LP (“ASOFM”, and together with AFM, the “Arena Funds”) and Arena Special Opportunities Fund (Offshore) II GP, LLC (the “ASOFM General Partner”). The Arena Funds are private investment vehicles that directly own the common stock reported above. Investment Manager serves as investment manager to the Arena Funds and IM General Partner serves as the general partner of the Investment Manager. AFM General Partner and serves as the general partner of AFM and ASOFM serves as the general partner of ASOFM. The address of the business office of the reporting persons is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

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

The Sponsor purchased an aggregate of 5,817,757 Private Placement Warrants at a price of $1.00 per warrant, for an aggregate purchase price of $5,817,757. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that the Private Placement Warrants, so long as they are held by the Sponsor, the underwriters or their permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to the Sponsor, officers and directors, or any affiliate of the Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which esxpenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

Related Party Policy

We adopted a formal policy for the review, approval or ratification of related party transactions in connection with the consummation of the Initial Public Offering. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

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

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

●	Payment to an affiliate of our Sponsor of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 2,500,000 warrants if $2,500,000 of notes were so converted), at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Neithardt, Rozwadoski, Gray and Besner are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and the period from July 23, 2020 (inception) through December 31, 2020 totaled $87,550 and $78,280, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and the period from July 23, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the year ended December 31, 2021 and the period from June 24, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2021 and the period from June 24, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services for the period from July 23, 2020 (inception) through December 31, 2020, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	Documents filed as part of this Report
1.	Financial Statements

The financial statements and notes thereto which are attached hereto have been included by reference into Item 8 of this Annual Report. See the Index to Financial Statements.

2.	Financial Statement Schedules

All schedules are omitted because they are inapplicable or not required or the required information is shown in the financial statements or notes thereto.

3.	Exhibits
Exhibit No.	Description
2.1	Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2022)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 23, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 of the Form S-1 filed August 17, 2020)
4.1

Warrant Agreement, dated November 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K, filed with the SEC on March 3, 2021)
10.1

Investment Management Trust Agreement, dated November 17, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)

10.2

Form of Registration Rights Agreement among the Registrant and certain security holders (incorporated by reference to Exhibit 10.2 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)

10.3

Letter Agreement, dated November 17, 2020, by and among the Company, OTR Acquisition Sponsor LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.3 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)

10.4	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Form S-1/A filed September 28, 2020)
10.5

Administrative Services Agreement, dated November 17, 2020, by and between the Company and Purchase Capital LLC (incorporated by reference to Exhibit 10.5 the Current Report on Form 8-K, filed with the SEC on November 23, 2020)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Form S-1/A filed September 28, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.
*	Filed herewith.

Item 16. Form 10–K Summary

None.

OTR ACQUISITION CORP.

FOR THE YEAR ENDED DECEMBER 31, 2021

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

OTR Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of OTR Acquisition Corp. (the “Company”) as of December 31, 2021, and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and the period from July 23, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from July 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 19, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 8, 2022

PCAOB ID Number 100

OTR ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets
Cash	$261,696	$991,720
Prepaid expenses	76,081	333,208
Total Current Assets	337,777	1,324,928

Cash and marketable securities held in Trust Account	107,086,513	107,094,493
Total Assets	$107,424,290	$108,419,421

Liabilities and Stockholders' Deficit
Current Liabilities
Accrued expenses	$176,887	$155,524
Total Current Liabilities	176,887	155,524

Deferred underwriting fee payable	3,395,389	3,395,389
Derivative warrant liabilities	5,520,716	11,224,383
Total Liabilities	9,092,992	14,775,296

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 10,447,350 shares issued and outstanding (at redemption value approximately $10.25 per share)	107,085,338	107,085,338

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 182,829 shares issued and outstanding (excluding 10,447,350 shares subject to possible redemption)	18	18
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding	262	262
Additional paid-in capital	—	—
Accumulated deficit	(8,754,320)	(13,441,493)
Total Stockholders' Deficit	(8,754,040)	(13,441,213)
Total Liabilities and Stockholders' Deficit	$107,424,290	$108,419,421

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period from
		July 23, 2020
	For the year ended	(inception) through
	December 31, 2021	December 31, 2020
Operating costs	$1,054,173	$208,689
Loss from operations	(1,054,173)	(208,689)
Other income:
Interest earned on cash and marketable securities held in Trust Account	37,679	9,155
Change in fair value of derivative warrant liabilities	5,703,667	(2,771,405)
Offering costs associated with warrants recorded as liabilities	—	(309,851)
Net income (loss)	$4,687,173	$(3,280,790)

Basic and diluted weighted average shares outstanding of redeemable Class A common stock	10,447,350	2,725,396
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.35	$(0.61)
Basic and diluted weighted average shares outstanding of non-redeemable common stock	2,794,667	2,659,533
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.35	$(0.61)

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 23, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Formation cost adjustment	—	—	—	—	2,179	—	2,179
Excess of cash received from private placement warrants	—	—	—	—	1,268,886	—	1,268,886
Issuance of Representative Shares	182,829	18	—	—	(18)	—	—
Forfeiture of Class B common stock	—	—	(263,162)	(26)	26	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,295,785)	(10,160,703)	(11,456,488)
Net loss	—	—	—	—	—	(3,280,790)	(3,280,790)
Balance - December 31, 2020	182,829	18	2,611,838	262	—	(13,441,493)	(13,441,213)
Net income	—	—	—	—	—	4,687,173	4,687,173
Balance – December 31, 2021	182,829	$18	2,611,838	$262	$—	$(8,754,320)	$(8,754,040)

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period
		from July 23, 2020
	For the year ended	(inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income / (loss)	$4,687,173	$(3,280,790)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(37,679)	(9,155)
Change in fair value of derivative warrant liabilities	(5,703,667)	2,771,405
Offering costs associated with warrants recorded as liabilities	—	309,851

Changes in operating assets and liabilities:
Prepaid expenses	257,127	(333,208)
Accrued expenses	21,363	155,524
Net cash used in operating activities	(775,683)	(386,373)

Cash Flows from Investing Activities:
Investment of cash and marketable securities in Trust Account	—	(107,085,338)
Transfer from Trust Account	45,659	—
Net cash provided by/(used in) investing activities	45,659	(107,085,338)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	103,169,760
Proceeds from sale of Private Placement Warrants	—	5,817,757
Proceeds from promissory note – related party	—	205,991
Repayment of promissory note – related party	—	(205,991)
Payment of offering costs	—	(549,086)
Net cash provided by financing activities	—	108,463,431

Net Change in Cash	(730,024)	991,720
Cash - Beginning of period	991,720	—
Cash - End of period	$261,696	$991,720

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$3,395,389
Initial classification of derivative warrant liabilities	$—	$8,452,978

The accompanying notes are an integral part of these financial statements.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 23, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination.  The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.7 million. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $0.17 million (Note 4).

Transaction costs amounted to $7.1 million consisting of $1.8 million of the fair value of the shares issued to Maxim Group LLC for acting as the representative of the several underwriters in connection with the Initial Public Offering, $1.3 million in cash underwriting fees, $3.4 million of deferred underwriting fees and $0.55 million of other offering costs. In addition, as of December 31, 2021, cash of $0.26 million was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Going Concern

As of December 31, 2021, the Company had $0.26 million in operating cash and working capital of $0.16 million.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 19, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury Bills.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Subject to Possible Redemption

There were 10,447,350 shares of Class A common stock sold as part of the Units in the Initial Public Offering that contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

As of December 31, 2021, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income / (Loss) Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per common stock is computed by dividing the pro rata net income (loss) between the Class A common stock and the Class B common stock by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 11,041,432 shares of Class A common stock in the aggregate.

		For the Period from
		July 23, 2020
	For the year ended	(inception) through
	December 31, 2021	December 31, 2020
Common stock subject to possible redemption
Numerator:
Net income / (loss) allocable to Class A common stock subject to possible redemption	$3,697,967	$(1,660,459)
Denominator:
Weighted average shares outstanding, redeemable Class A common stock	10,447,350	2,725,396
Basic and diluted net income / (loss) per share, redeemable Class A common stock	$0.35	$(0.61)

Non-redeemable common stock
Numerator:
Net income / (loss) allocable to non-redeemable common stock	$989,206	$(1,620,331)
Denominator:
Weighted average shares outstanding, non-redeemable common stock	2,794,667	2,659,533
Basic and diluted net income / (loss) per share, non-redeemable common stock	$0.35	$(0.61)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance corporation limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

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

As of December 31, 2021, the carrying values of cash and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

The 5,223,675 Public Warrants (defined in Note 4) and the 5,817,757 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model, and continue to be measured at fair value using a Black-Scholes model.

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

There were no unrecognized tax benefits as of December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncement

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards

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

NOTE 4 ─ PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,817,757 Private Placement Warrants, including 167,757 Private Placement Warrants purchased in connection with the underwriters' partial over-allotment option ( each exercisable to purchase one share of Class A common stock at $11.50 per share) at a price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $5.8 million.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company pays the Sponsor a total of $10,000 per month in the aggregate for 18 months for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred $0.12 million for these services, of which such amount is included in the operating costs on accompanying statement of operations. For the year ended December 31, 2021, there were no fees outstanding.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 7 ─ STOCKHOLDERS’ DEFICIT

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per preferred share. As of December 31, 2021, there are no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 182,829 shares of Class A common stock issued or outstanding, which are non-redeemable. This number excludes 10,447,350 shares of Class A common stock that are subject to possible redemption amounting to $107.09 million, that were issued as part of the Units sold at the Initial Public Offering.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 7 ─ STOCKHOLDERS’ DEFICIT (Continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2021 there were 2,611,838 shares of Class B common stock issued and outstanding. Holders of Class A common stock and holders of Class B common stock, voting together as a single class, for the election of directors on all other matters submitted to a vote of the Company’s stockholders except as otherwise required by law. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (not including the shares of Class A common stock underlying the Placement Units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination. In addition, the calculation mentioned above will be subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like. In no event will the Class B common stock convert into Class A common stock at a rate of less than one to one.

NOTE 8 ─ DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021, the Company has 5,223,675 and 5,817,757 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8 – DERIVATIVE WARRANT LIABILITIES (Continued)

In addition, if (x) the Company issues additional shares of common stock or equity- linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger. price described above in this section will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 9 ─ INCOME TAX

The following table presents the current and deferred income tax provision (benefit) for federal, state and foreign income taxes:

	December 31,	December 31,
	2021	2020
Current tax provision (benefit):
Federal	$—	$—
State	—	—
	—	—

Deferred tax provision (benefit):
Federal	(215,225)	40,502
State	(35,306)	6,666
Change in valuation allowance	250,531	(47,168)
	—	—

Total provision for income taxes:	$—	$—

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 – INCOME TAX (Continued)

Significant components of the Company’s net deferred tax asset or liability at December 31, 2021 and 2020 as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss	$50,765	$—
Start up costs	246,934	—
Other	—	47,168
Total gross deferred tax assets	297,699	47,168
Valuation allowance	(297,699)	(47,168)
Net deferred tax assets	—	—

Deferred tax liabilities
Total deferred tax liabilities	—	—

Total	$—	$—

As of December 31, 2021, the Company has a $241,740 U.S. federal and state net operating loss carryover available to offset future taxable income. The net operating loss carryforwards are subject to 80% income limitation.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $250,531.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions as of December 31, 2021.

The Company recognizes interest and penalties related to unrecognized tax positions within the income tax expense line in the accompanying statements of operations. There were no accrued interest and penalties associated with uncertain tax position as of December 31, 2021 or December 31, 2020.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 – INCOME TAX (Continued)

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for the income taxes at December 31, 2021 and 2020 follows:

	December 31, 2021	December 31, 2020
Expected tax at 21%	21.00%	21.00%
State income tax, net of federal tax	(0.75)%	3.52%
Change in fair value of the derivate warrant liabilities	0.00%	(17.70)%
Non-deductible expenses/excludable P&L items	(25.55)%	0.00%
True up	(0.04)%	0.00%
Offering costs	0.00%	(2.00)%
Change in valuation allowance	5.34%	(4.82)%

Provision for income taxes	0.00%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities for tax years ending December 31, 2021 and 2020.

NOTE 10 ─ FAIR VALUE MEASUREMENTS

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

The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black-Scholes option pricing model, and continue to be measured at fair value using a Black-Scholes model. For the year ended December 31, 2021, the Company recognized income resulting from decrease in the fair value of liabilities of $5.7 million presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$107,086,423	$—	$—
	$107,086,423	$—	$—

Liabilities:
Derivative warrant liabilities - Public	$2,611,838	$—	$—
Derivative warrant liabilities - Private	—	—	2,908,878
	$2,611,838	$—	$2,908,878

As of December 31, 2021, there was $90 of cash that was held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 by level within the fair value hierarchy:

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. Public Warrants were transferred from Level 3 to Level 1 during the year ended December 31, 2021. With respect to the period ended December 31, 2020, there were no transfers between levels.

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 – FAIR VALUE MEASUREMENTS (Continued)

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2021	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	10.13	10.30
Volatility	8.0%	15.1%
Probability of completing a Business Combination	90.0%	88.3%
Term (in years)	5.32	5.88
Risk-free rate	1.28%	0.49%

The change in the fair value of the level 3 derivative warrant liabilities for the year ended December 31, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2020	$11,224,383
Change in fair value of derivative warrant liabilities	(5,148,350)
Transfer of Public Warrants to Level 1 measurements	(3,167,155)
Level 3 derivative warrant liabilities at December 31, 2021	$2,908,878

OTR ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 11 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination

On January 31, 2022, the Company, and Comera Life Sciences, Inc., a Delaware corporation (“Comera”), jointly issued a press release announcing the execution of a business combination agreement (the “Business Combination Agreement”) among OTR, Comera, Comera Life Sciences Holdings, Inc., a Delaware corporation (“Holdco”), CLS Sub Merger 1 Corp., a Delaware corporation and newly formed, wholly-owned subsidiary of Holdco (“Comera Merger Sub”), and CLS Sub Merger 2 Corp., a Delaware corporation and newly formed, wholly-owned subsidiary of Holdco (“OTR Merger Sub”), pursuant to which (i) Comera Merger Sub will be merged with and into Comera, with Comera surviving such merger as a direct wholly-owned subsidiary of Holdco (the “Comera Merger”) and (ii) OTR Merger Sub will be merged with and into OTR, with OTR surviving such merger as a direct wholly-owned subsidiary of Holdco (the “OTR Merger”) (collectively with the other transactions described in the Business Combination Agreement, the “Proposed Business Combination”).

For additional information regarding the Business Combination and the Merger Agreement and related agreements, see the Current Reports on Form 8-K filed by the Company with the SEC on January 31, 2022 and on February 4, 2022.

Working Capital Loan

On March 1, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $0.5 million (the “Note”). The Note is non-interest bearing and payable upon the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment.

Up to $0.5 million of the Note may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of March 1, 2022, the outstanding balance under the Note amounted to an aggregate of $0.1 million.

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