Form 10-Q
period 2022-03-31
OTR Acquisition Corp.
filed 2022-05-13
CIK 1821318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, 10,630,179 shares of Class A common stock, par value $0.0001 per share, and 2,611,838 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

OTR ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

OTR ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$83,673	$261,696
Prepaid expenses	12,680	76,081
Total Current Assets	96,353	337,777

Cash and marketable securities held in Trust Account	107,097,296	107,086,513
Total Assets	$107,193,649	$107,424,290

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued expenses	$1,454,694	$176,887
Promissory note	100,000	—
Total Current Liabilities	1,554,694	176,887

Deferred underwriting fee payable	3,395,389	3,395,389
Derivative warrant liabilities	2,079,208	5,520,716
Total Liabilities	7,029,291	9,092,992

Commitments and Contingencies

Class A common stock subject to possible redemption; 10,447,350 shares issued and outstanding (redemption value of approximately $10.25 per share)	107,085,338	107,085,338
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 182,829 shares issued and outstanding (excluding 10,447,350 shares subject to possible redemption)	18	18
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,611,838 shares issued and outstanding	262	262
Additional paid-in capital	—	—
Accumulated deficit	(6,921,260)	(8,754,320)
Total Stockholders’ Deficit	(6,920,980)	(8,754,040)
Total Liabilities and Stockholders’ Deficit	$107,193,649	$107,424,290

The accompanying notes are an integral part of these condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Operating costs	$1,619,231	$237,739
Loss from operations	$(1,619,231)	$(237,739)
Other income:
Interest earned on cash and marketable securities held in Trust Account	10,783	31,033
Change in fair value of derivative warrant liabilities	3,441,508	4,454,294
Net income	$1,833,060	$4,247,588

Basic and diluted weighted average shares outstanding of redeemable Class A common stock	10,447,350	10,447,350
Basic and diluted net income per share, redeemable Class A common stock	$0.14	$0.32

Basic and diluted weighted average shares outstanding of non-redeemable common stock	2,794,667	2,794,667
Basic and diluted net income per share, non-redeemable common stock	$0.14	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2022

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2022	182,829	$18	2,611,838	$262	—	$(8,754,320)	$(8,754,040)
Net income	—	—	—	—	—	1,833,060	1,833,060
Balance - March 31, 2022	182,829	$18	2,611,838	$262	$—	$(6,921,260)	$(6,920,980)

For the three months ended March 31, 2021

	Common Stock						Total
	Class A		Class B		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - January 1, 2021	182,829	$18	2,611,838	$262	$—	$(13,441,493)	$(13,441,213)
Net income	—	—	—	—	—	4,247,588	4,247,588
Balance - March 31, 2021	182,829	$18	2,611,838	$262	$—	$(9,193,905)	$(9,193,625)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OTR ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months	For the three
	ended	months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$1,833,060	$4,247,588
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(10,783)	(31,033)
Change in fair value of derivative warrant liabilities	(3,441,508)	(4,454,294)

Changes in operating assets and liabilities:
Prepaid expenses	63,401	63,401
Accrued expenses	1,277,807	(130,524)
Net cash used in operating activities	(278,023)	(304,862)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note	100,000	—
Net cash provided by financing activities	100,000	—

Net Change in Cash	(178,023)	(304,862)
Cash - Beginning of period	261,696	991,720
Cash - End of period	$83,673	$686,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period from July 23, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and negotiating and seeking to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,650,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5.7 million. In connection with the partial exercise of the underwriters’ over-allotment option, the Sponsor purchased an additional 167,757 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating additional gross proceeds of $0.17 million (see Note 4).

Transaction costs amounted to $7.1 million consisting of $1.8 million of the fair value of the shares issued to Maxim Group LLC for acting as the representative of the several underwriters in connection with the Initial Public Offering, $1.3 million in cash underwriting fees, $3.4 million of deferred underwriting fees and $0.55 million of other offering costs. In addition, as of March 31, 2022 cash of $83,673 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

March 31, 2022

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

March 31, 2022

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

Business Combination

On January 31, 2022, Comera Life Sciences Holdings, Inc., a Delaware corporation (“Holdco”), CLS Sub Merger 1 Corp., a Delaware corporation and newly formed, wholly-owned subsidiary of Holdco (“Comera Merger Sub”), CLS Sub Merger 2 Corp., a Delaware corporation and newly formed, wholly-owned subsidiary of Holdco (“OTR Merger Sub”), the Company and Comera Life Sciences, Inc., a Delaware corporation (“Comera”), entered into a Business Combination Agreement (as amended from time to time, the “Business Combination Agreement”).

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 1 ─ ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS (Continued)

Business Combination (Continued)

If the Business Combination Agreement and the transactions contemplated thereby provide that, subject to adoption and approval by the Company’s stockholders, and the proposed Business Combination is subsequently completed, (i) Comera Merger Sub be merged with and into Comera, with Comera surviving such merger as a direct wholly-owned subsidiary of Holdco (the “Comera Merger”) and (ii) OTR Merger Sub will be merged with and into the Company, with the Company surviving such merger as a direct wholly-owned subsidiary of Holdco (the “OTR Merger”) (collectively with the other transactions described in the Business Combination Agreement, the “Proposed Business Combination”). For additional information regarding the Business Combination and the Merger Agreement and related agreements, see the Current Reports on Form 8-K filed by the Company with the SEC on January 31, 2022 and on February 4, 2022.

On April 14, 2022, the SEC declared effective Comera’s registration statement on Form S-4 (File No. 333-263377) (the “S-4 Registration Statement”) filed with the SEC in connection with the Proposed Business Combination and, on April 15, 2022, the Company commenced mailing the definitive proxy statement/prospectus relating to the special meeting in lieu of the 2022 annual meeting of the Company’s stockholders (the “Special Meeting”).

The Company held the Special Meeting in a virtual format on May 10, 2022, at 2:00 p.m., Eastern time. At the Special Meeting the Company’s stockholders adopted the Business Combination Agreement, thereby approving the Proposed Business Combination and approved the other proposals described in the S-4 Registration Statement. As of May 11, 2022, holders of an aggregate of 10,279,363 shares of Class A common stock had exercised their right to redeem their shares in connection with the Special Meeting. Subsequently, the Company has been made aware that certain holders of Class A common stock may request to change their election to have their shares redeemed, which the Company may allow.  There can be no assurance, however, that such holders will request to change their election to redeem their shares or that the final number of shares redeemed will decrease.

Upon the closing of the Proposed Business Combination (the “Closing”), which is expected to occur on or before May 19, 2022, subject to satisfaction or waiver of all necessary closing conditions set forth in the Business Combination Agreement, by virtue of the Comera Merger, all shares of Comera common stock issued and outstanding immediately prior to the Closing (including shares of Comera common stock issued upon conversion of Comera preferred stock immediately prior to the Closing) will be canceled and converted into the right to receive shares of Holdco common stock, all Comera vested in-the-money stock options outstanding will be canceled and converted into the right to receive shares of Holdco common stock and all outstanding Comera unvested stock options and Comera vested out-of-the-money options will be converted into options to purchase shares of Holdco common stock. The aggregate transaction consideration to be paid in the Comera Merger will be the number of shares of Holdco common stock equal to $126 million divided by $10.00. The aggregate transaction consideration will be allocated among the holders of shares of Comera common stock (including Comera common stock issued upon the conversion of Comera preferred stock) and holders of Comera in-the-money stock options.

In addition, at the Closing, Holdco will place 3,150,000 shares of Holdco Common Stock (the “Earn-Out Shares”) into escrow. If, at any time during the period beginning on the Closing Date and expiring at the close of business on the second anniversary of the Closing Date, the volume-weighted average price of Holdco Common Stock is equal to or greater than $12.50 for any 20 trading days within a period of 30 consecutive trading days (the “Earn-Out Trigger”), then within 10 business days following the achievement of the Earn-Out Trigger, the Earn-Out Shares will be released to the holders of Comera Common Stock and holders of Comera Vested In-the-Money Options on a pro rata basis.

Immediately prior to the OTR Merger Effective Time, all shares of the Company’s Class B Common Stock will be converted into shares of the Company’s Class A Common Stock. Upon the Closing, by virtue of the OTR Merger, all shares of the Company’s Class A common stock of issued and outstanding immediately prior to the Closing will be converted on a one-to-one basis into the right to receive shares of Holdco common stock and all the Company’s warrants of outstanding will be converted into warrants to purchase shares of Holdco common stock.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K, as amended, filed by the Company with the SEC on March 8, 2022.

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

Going Concern

As of March 31, 2022, the Company had $83,673 in operating cash and working capital deficit of approximately $1.5 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (Continued)

On March 1, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $0.5 million (the “Note”) (refer to Note 5) as a Working Capital Loan. As of March 31, 2022, the outstanding balance under the Note amounted to an aggregate of $0.1 million.

Based on the foregoing, including the ability of the Company to draw upon the Working Capital Loans, such as the Note, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. Over this time period, the Company will be using the working capital funds for paying existing accounts payable, paying travel expenditures, and structuring, negotiating and consummating the Initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 19, 2022 to consummate the Proposed Business Combination. It is uncertain that the Company will be able to consummate the Proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 19, 2022. The Company intends to complete the Proposed Business Combination before the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents, as of March 31, 2022 and as of December 31, 2021.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury Bills.

Common Stock Subject to Possible Redemption

All of the 10,447,350 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification(“ASC”) 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$104,473,500

Less:
Proceeds allocated to public warrants	(3,904,107)
Class A shares issuance costs	(4,940,543)
Plus:
Accretion of carrying value to redemption value	11,456,488

Class A common stock subject to possible redemption	$107,085,338

Offering Costs

Offering costs consist of legal, accounting, underwriting fees, and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expenses as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.31 million is included in the offering costs associated with warrants recorded as liabilities in the statement of operations and approximately $8.5 million is included in the stockholders’ deficit.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share of Common Stock

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only Class A common stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common stock is computed by dividing the pro rata net loss between the redeemable Class A common stock and the non-redeemable common stock by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 11,041,432 shares of Class A common stock in the aggregate.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to Class A common stock subject to possible redemption	$1,446,201	$3,351,154
Denominator:
Weighted average shares outstanding, redeemable Class A common stock	10,447,350	10,447,350
Basic and diluted net income per share, redeemable Class A common stock	$0.14	$0.32

Non-redeemable common stock
Numerator:
Net income allocable to common stock not subject to redemption	$386,859	$896,434
Denominator:
Weighted average shares outstanding, non-redeemable common stock	2,794,667	2,794,667
Basic and diluted net income per share, non-redeemable common stock	$0.14	$0.32

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of March 31, 2022, the carrying values of cash, prepaid expenses and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in mutual funds. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

The 5,223,675 Public Warrants (defined in Note 4) and the 5,817,757 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black Scholes option pricing model, and continue to be measured at fair value using a Black-Scholes model.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 2 ─ SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

All shares and associated amounts have been retroactively restated to reflect the share capitalization. The Founder Shares included an aggregate of up to 375,000 Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On November 19, 2020, the underwriters partially exercised their over-allotment option.On December 21, 2020, the underwriters waived their right to exercise the remaining over-allotment option and the forfeiture of 263,162 Founder Shares. Forfeiture of 263,162 Founder Shares resulted in an aggregate of 2,611,838 Founders Shares issued and outstanding, so that the number of shares of Class B common stock collectively equaled 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

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

Promissory Note – Related Party

On July 23, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could have borrowed up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The total outstanding balance of $205,991 was paid in full on November 19, 2020. This Promissory Note is no longer available.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

On March 1, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $0.5 million as a Working Capital Loan. The Note is non-interest bearing and payable upon the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Note; however, no proceeds from the Trust Account may be used for such repayment.

Up to $0.5 million of the Note may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the outstanding balance under the Note amounted to an aggregate of $0.1 million.

Administrative Support Agreement

Commencing on the date of the listing of the Company’s securities on Nasdaq in connection with the Initial Public Offering, the Company pays the Sponsor a total of up to $10,000 per month in the aggregate for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid $30,000 and $30,000 in expenses under this agreement for the three months ended March 31, 2022 and for the three months ended March 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, there were no fees outstanding.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 6 ─ COMMITMENTS AND CONTINGENCIES (Continued)

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

Representative’s Common Stock

The Company issued to the underwriters, 182,829 shares of Class A common stock upon the consummation of this Initial Public Offering. The underwriters agreed not to transfer, assign or sell any such shares until the completion of the company’s initial business combination. In addition, the underwriters have agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of its initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the company fails to complete its initial business combination within 18 months from the closing of this offering. Based on the Initial Public Offering price of $10.00 per Unit, the fair value of the 182,829 shares of Class A common stock was $1.8 million, which was an expense of the Initial Public Offering, resulting in a charge directly to stockholders’ deficit upon the completion of the Initial Public Offering.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 7 ─ STOCKHOLDERS’ DEFICIT

Common Stock

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per preferred share. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 182,829 shares of common stock issued and outstanding, which are non-redeemable. This number excludes 10,447,350 shares of common stock subject to possible redemption, amounting to $107.09 million, that were issued as part of the Units sold at the Initial Public Offering.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31,2022 and December 31, 2021, there were 2,611,838 shares of Class B common stock issued and outstanding.

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

NOTE 8 ─ DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company has 5,223,675 and 5,817,757 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

March 31, 2022

NOTE 8 ─ DERIVATIVE WARRANT LIABILITIES (Continued)

Public Warrants (Continued)

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to its Sponsor or its affiliates, without taking into account any Founder Shares held by its Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial business combination on the date of the consummation of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above in this section will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Private Warrants

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black Scholes option pricing model, and continue to be measured at fair value using a Black-Scholes model. For the three months ended March 31, 2022, the Company recognized income resulting from decrease in the fair value of liabilities of $3.44 million presented as change in fair value of derivative warrant liabilities in the accompanying statement of operations.

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$107,097,206	$—	$—
	$107,097,206	$—	$—

Liabilities:
Derivative warrant liabilities - Public	$984,846	$—	$—
Derivative warrant liabilities - Private	—	—	1,094,362
	$984,846	$—	$1,094,362

As of March 31, 2022, there was $90 of cash that was held in the trust account.

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$107,086,423	$—	$—
	$107,086,423	$—	$—

Liabilities:
Derivative warrant liabilities - Public	$2,611,838	$—	$—
Derivative warrant liabilities - Private	—	—	2,908,879
	$2,611,838	$—	$2,908,879

As of December 31, 2021, there was $90 of cash held in the trust account.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. Public Warrants were transferred from Level 3 to Level 1 during the year ended December 31, 2021. With respect to the period ended March 31, 2022, there were no transfers between levels.

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

OTR ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

NOTE 9 ─ FAIR VALUE MEASUREMENTS (Continued)

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise Price	$11.50	$11.50
Stock Price	10.20	10.13
Volatility	1.9%	8.0%
Probability of completing a Business Combination	90.0%	90.0%
Term (in years)	5.13	5.32
Risk-free rate	2.39%	1.28%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2022 is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2021	$2,908,879
Change in fair value of derivative warrant liabilities	(1,814,517)
Level 3 derivative warrant liabilities at March 31, 2022	$1,094,362

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2020	$5,939,893
Change in fair value of derivative warrant liabilities	(2,336,960)
Level 3 derivative warrant liabilities at March 31, 2021	$3,602,933

NOTE 10 ─ SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than already disclosed, that would have required adjustment or disclosure in the condensed financial statements.

On April 14 2022, the SEC declared the S-4 Registration Statement filed with the SEC in connection with the Proposed Business Combination and, on April 15, 2022, the Company commenced mailing the definitive proxy statement/prospectus relating to the Special Meeting.

The Company held the Special Meeting in a virtual format on May 10, 2022, at 2:00 p.m., Eastern time. At the Special Meeting the Company’s stockholders adopted the Business Combination Agreement, thereby approving the Proposed Business Combination and approved the other proposals described in the S-4 Registration Statement. As of May 11, 2022, holders of an aggregate of 10,279,363 shares of Class A common stock had exercised their right to redeem their shares in connection with the Special Meeting. Subsequently, the Company has been made aware that certain holders of Class A common stock may request to change their election to have their shares redeemed, which the Company may allow.  There can be no assurance, however, that such holders will request to change their election to redeem their shares or that the final number of shares redeemed will decrease.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $83,673 in operating cash and working capital deficit of approximately $1.5 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $2,500,000 of any Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 2,500,000 warrants if $2,500,000 of notes were so converted), at the option of the lender. If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On March 1, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $0.5 million (the “Note”) (refer to Note 5 in the condensed financial statements) as a Working Capital Loan. As of March 31, 2022, the outstanding balance under the Note amounted to an aggregate of $0.1 million.

Based on the foregoing, including the ability of the Company to draw upon the Working Capital Loans, such as the Note. Management believed that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. Over this time period, the Company will be using the working capital funds for paying existing accounts payable, paying travel expenditures, and structuring, negotiating and consummating the Initial Business Combination.

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

Recent Developments

On January 31, 2022, Comera Life Sciences Holdings, Inc., a Delaware corporation (“Holdco”), CLS Sub Merger 1 Corp., a Delaware corporation and newly formed, wholly-owned subsidiary of Holdco (“Comera Merger Sub”), CLS Sub Merger 2 Corp., a Delaware corporation and newly formed, wholly-owned subsidiary of Holdco (“OTR Merger Sub”),the Company and Comera Life Sciences, Inc., a Delaware corporation (“Comera”), entered into a Business Combination Agreement (as amended from time to time, the “Business Combination Agreement”).

If the Business Combination Agreement and the transactions contemplated thereby provide that, subject to adoption and approval by the Company’s stockholders, and the proposed Business Combination is subsequently completed, (i) Comera Merger Sub be merged with and into Comera, with Comera surviving such merger as a direct wholly-owned subsidiary of Holdco (the “Comera Merger”) and (ii) OTR Merger Sub will be merged with and into the Company, with the Company surviving such merger as a direct wholly-owned subsidiary of Holdco (the “OTR Merger”) (collectively with the other transactions described in the Business Combination Agreement, the “Proposed Business Combination”). For additional information regarding the Business Combination and the Merger Agreement and related agreements, see the Current Reports on Form 8-K filed by the Company with the SEC on January 31, 2022 and on February 4, 2022.

On April 14, 2022, the SEC declared effective Comera’s registration statement on Form S-4 (File No. 333-263377) (the “S-4 Registration Statement”) filed with the SEC in connection with the Proposed Business Combination and, on April 15, 2022, the Company commenced mailing the definitive proxy statement/prospectus relating to the special meeting in lieu of the 2022 annual meeting of the Company’s stockholders (the “Special Meeting”).

The Company held the Special Meeting in a virtual format on May 10, 2022, at 2:00 p.m., Eastern time. At the Special Meeting the Company’s stockholders adopted the Business Combination Agreement, thereby approving the Proposed Business Combination and approved the other proposals described in the S-4 Registration Statement. As of May 11, 2022, holders of an aggregate of 10,279,363 shares of Class A common stock had exercised their right to redeem their shares in connection with the Special Meeting. Subsequently, the Company has been made aware that certain holders of Class A common stock may request to change their election to have their shares redeemed, which the Company may allow.  There can be no assurance, however, that such holders will request to change their election to redeem their shares or that the final number of shares redeemed will decrease.

Upon the closing of the Proposed Business Combination (the “Closing”), which is expected to occur on or before May 19, 2022, subject to satisfaction or waiver of all necessary closing conditions set forth in the Business Combination Agreement, by virtue of the Comera Merger, all shares of Comera common stock issued and outstanding immediately prior to the Closing (including shares of Comera common stock issued upon conversion of Comera preferred stock immediately prior to the Closing) will be canceled and converted into the right to receive shares of Holdco common stock, all Comera vested in-the-money stock options outstanding will be canceled and converted into the right to receive shares of Holdco common stock and all outstanding Comera unvested stock options and Comera vested out-of-the-money options will be converted into options to purchase shares of Holdco common stock. The aggregate transaction consideration to be paid in the Comera Merger will be the number of shares of Holdco common stock equal to $126 million divided by $10.00. The aggregate transaction consideration will be allocated among the holders of shares of Comera common stock (including Comera common stock issued upon the conversion of Comera preferred stock) and holders of Comera in-the-money stock options.

In addition, at the Closing, Holdco will place 3,150,000 shares of Holdco Common Stock (the “Earn-Out Shares”) into escrow. If, at any time during the period beginning on the Closing Date and expiring at the close of business on the second anniversary of the Closing Date, the volume-weighted average price of Holdco Common Stock is equal to or greater than $12.50 for any 20 trading days within a period of 30 consecutive trading days (the “Earn-Out Trigger”), then within 10 business days following the achievement of the Earn-Out Trigger, the Earn-Out Shares will be released to the holders of Comera Common Stock and holders of Comera Vested In-the-Money Options on a pro rata basis.

Immediately prior to the OTR Merger Effective Time, all shares of the Company’s Class B Common Stock will be converted into shares of the Company’s Class A Common Stock. Upon the Closing, by virtue of the OTR Merger, all shares of the Company’s Class A common stock of issued and outstanding immediately prior to the Closing will be converted on a one-to-one basis into the right to receive shares of Holdco common stock and all the Company’s warrants of outstanding will be converted into warrants to purchase shares of Holdco common stock.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our Initial Public Offering, identifying a Business Combination target and negotiating and seeking to consummate a Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $1.84 million which consisted of $1.62 million operating costs, offset by $3.44 million of change in fair value of derivative warrant liabilities and $10,783 of interest income.

For the three months ended March 31, 2021, we had a net income of $4.25 million which consisted of $0.24 million operating costs, offset by $4.45 million of change in fair value of derivative warrant liabilities and $31,033 of interest income.

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

Derivative Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model, and subsequently measured based on the listed market price of such warrants, whereas the fair value of the Private Placement Warrants was initially measured using a Black Scholes option pricing model, and continue to be measured at fair value using a Black-Scholes model.

Common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 10,447,350 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income (loss) per share of common stock

We comply with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from EPS as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation because our internal control over financial reporting did not result in the proper accounting classification of Class A common stock subject to possible redemption issued in November 2020 which, due to its impact on our financial statements, resulted in the filing on December 13, 2021 of the 10-K/A for the year ended December 31, 2020 and the 10-Q/A for the quarterly period ended September 30, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 8, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 8, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Business Combination Agreement (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on January 31, 2022)

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

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

10.1

Stockholder Support Agreement, dated as of January 31, 2022, by and among the Comera Life Sciences Holdings, Inc., OTR Acquisition Corp., Comera Life Sciences, Inc. and certain stockholders of Comera Life Sciences, Inc. party thereto (incorporated by reference to Annex F to Amendment No. 3 to the registration statement on Form S-4, filed by the Comera Life Sciences Holdings, Inc. with the SEC on April 11, 2022).

10.2

Sponsor Support Agreement, dated as of January 31, 2022, by and among OTR Acquisition Sponsor LLC, Comera Life Sciences, Inc. and OTR Acquisition Corp. (included as Annex G to the to the registration statement on Form S-4, filed by the Comera Life Sciences Holdings, Inc. with the SEC on April 11, 2022).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May 2022.

OTR ACQUISITION CORP.

By:	/s/ Nicholas J. Singer
Name:	Nicholas J. Singer
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Douglas B. Anderson
Name:	Douglas B. Anderson
Title:	Chief Financial Officer (Principal Financial Officer)